Form 10-K
period 2002-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2003-03-31
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2002	Commission file number 1-31557

WACHOVIA PREFERRED FUNDING CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1986430
(State of incorporation)	(I.R.S. Employer Identification No.)

1620 EAST ROSEVILLE PARKWAY ROSEVILLE, CA	95661
(Address of principal executive offices)	(Zip Code)

(877) 867-7378
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

7.25% Non-cumulative Exchangeable Perpetual Series A Preferred Securities	New York Stock Exchange, Inc. (the “NYSE”)

Securities registered pursuant to Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2002, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of January 31, 2003, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

PART I

Forward Looking Statements

Wachovia Preferred Funding Corp. (“Wachovia Funding”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia Funding’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia Funding communications, which are made in good faith by Wachovia Funding pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to Wachovia Funding’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia Funding, including without limitation, (i) statements regarding certain of Wachovia Funding’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (ii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions.  These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia Funding’s control). The following factors, among others, could cause Wachovia Funding’s financial performance to differ materially from that expressed in such forward-looking statements:

•

the strength of the United States economy in general and the strength of the local economies in which Wachovia Funding owns mortgage assets and other authorized investments may be different than expected resulting in, among other things, a deterioration in credit quality of such mortgage assets and other authorized investments, including the resultant effect on Wachovia Funding’s portfolio of such mortgage assets and other authorized investments and reductions in the income generated by such assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	the impact of changes in financial services laws and regulations (including laws concerning banking, securities and insurance);
•	changes in economic conditions which could negatively affect the value of the collateral securing our mortgage assets;
•	unanticipated losses due to environmental liabilities of properties underlying our mortgage assets through foreclosure actions;
•	unanticipated regulatory or judicial proceedings or rulings;
•	the impact of changes in accounting principles;
•	the impact of changes in tax laws, especially tax laws pertaining to real estate investment trusts;

•	adverse changes in financial performance and/or condition of the borrowers on loans underlying Wachovia Funding’s mortgage assets which could impact repayment of such borrowers’ outstanding loans;
•	the impact on Wachovia Funding’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and
•	Wachovia Funding’s success at managing the risks involved in the foregoing.

Wachovia Funding cautions that the foregoing list of important factors is not exclusive. Wachovia Funding does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia Funding.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wachovia Bank, National Association, and “Wachovia” refers to Wachovia Corporation.

ITEM 1.	BUSINESS.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and Wachovia Corporation (“Wachovia”) and an indirect subsidiary of Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 87.62% of our Series D preferred securities, while the remaining 12.38% is owned by 113 employees of Wachovia or its affiliates.  Wachovia Preferred Holding also owns 40% of our Series A preferred securities, while the remaining 60% was sold to the public in December 2002.

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 529.3 shares, 131 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

Our other subsidiary, Wachovia Preferred Realty, LLC (“WPR”), was formed as a Delaware limited liability company in October 2002. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. We own 98.2% of the outstanding membership interests in WPR and the remaining 1.8% is owned by FFBIC, Inc., another subsidiary of the Bank. Our majority ownership of WPR provides us with additional flexibility by allowing us to hold assets which earn non-qualifying REIT income while maintaining our REIT status.

Our Organizational Structure

Our legal and organizational structure is as follows:

Our principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to our stockholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The remainder of our assets were acquired directly from the Bank. The Bank either originated the mortgage assets or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties.

The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility of the residential mortgage loans to third parties which are not affiliated with us or the Bank.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended (the “Code”), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets”. We may invest up to 25% of the value of a REIT’s total assets in non-real-estate-related securities as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code also requires that not more than 20% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries, or taxable REIT subsidiaries. Generally, the Code designation for REIT Qualified Assets is less stringent than the Investment Company Act designation for Qualifying Interests, due to the ability under the Code to treat cash and cash equivalents as REIT Qualified Assets and a lower required ratio of REIT Qualified Assets to total assets.

REITs generally are subject to tax at the maximum corporate rate on income from foreclosure property less deductible expenses directly connected with the production of that income. Income from foreclosure property includes gain from the sale of foreclosure property and income from operating foreclosure property, but income that would be qualifying income for purposes of the 75% gross income test is not treated as income from foreclosure property. Qualifying income for purposes of the 75% gross income test includes, generally, rental income and gain from the sale of property not held as inventory or for sale in the ordinary course of a trade or business. In accordance with the terms of the commercial, commercial real estate and residential mortgage participation and servicing agreements, we maintain the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we may direct the Bank to prosecute the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property.

     Commercial and Commercial Real Estate Loans

We own participation interests in commercial loans secured by non-real property such as industrial equipment, aircraft, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. In addition, some of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon default. Commercial and commercial real estate loans also may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time we acquire a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.

Commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties. This gives rise to increased costs of compliance with environmental laws and regulations. We may be affected by environmental liabilities related to the underlying real property which could exceed the value of the real property. Although the Bank has exercised and will continue to exercise due diligence to discover potential environmental liabilities prior to our acquisition of any participation in loans secured by such property, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during our ownership of the participation interests. To the extent that we acquire any participation in loans secured by such real property directly from unaffiliated third parties, we intend to exercise due diligence to discover any such potential environmental liabilities prior to our acquisition of such participation.  Nevertheless there can be no assurance that we would not incur full recourse liability for the entire cost of any removal and clean-up on a property, that the cost of removal and cleanup would not exceed the value of the property, or that we could recoup any of the costs from any third party.

The credit quality of a commercial or commercial real estate loan may depend on, among other factors:

•	the existence and structure of underlying leases;
•	the physical condition of the property, including whether any maintenance has been deferred;
•	the creditworthiness of tenants;
•	the historical and anticipated level of vacancies;
•	rents on the property and on other comparable properties located in the same region;
•	potential or existing environmental risks;
•	the availability of credit to refinance the loan at or prior to maturity; and
•	the local and regional economic climate in general.

Foreclosures of defaulted commercial or commercial real estate loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of residential mortgage loans.

     Home Equity Loans

We own participation interests in home equity loans secured by a first, second or third mortgage which primarily is on the borrowers’ residence. These loans typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles, and debt consolidation. Generally, second and third liens are repaid on an installment basis and income is accrued based on the outstanding balance of the loan. First liens are repaid on an amortizing basis. All of the loans currently underlying the home equity loan participations bear interest at fixed rates.

     Residential Mortgage Loans

We have acquired both conforming and non-conforming residential mortgage loans from the Bank. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under current regulations, the maximum principal balance allowed on conforming residential mortgage loans ranges from $300,700 for one-unit residential loans to $578,150 for four-unit residential loans. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. A majority of the non-conforming residential mortgage loans acquired by us to date are non-

conforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of our non-conforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. However, we have no intent to sell any of our residential mortgage loans.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four-family dwelling units, and townhouses.

Our portfolio of residential mortgage loans currently consists of both adjustable and fixed rate mortgage loans and we may purchase additional interests in both types of residential mortgage loans in the future, although the mix of variable and fixed rate mortgage loans may change. Fixed rate mortgage loans currently consist of the following fixed rate product types:

Fixed Rate Mortgage Loans: A mortgage loan that bears interest at a fixed rate for the term of the loan. Such loans generally mature in 15, 20, 25 or 30 years.

Government Fixed Rate Loans:    A fixed rate mortgage loan originated under a specific governmental agency program; for example, the Federal Housing Authority or the Veterans Administration. Such loans generally mature in 15 or 30 years and may be guaranteed by a government agency.

Balloon Mortgage Loans:    A fixed rate mortgage loan having original or modified terms to maturity for a specified period, which is typically 5, 7, 10 or 15 years, at which time the full outstanding principal balance on the loan will be due and payable. Such loans provide for level monthly payments of principal and interest based on a longer amortization schedule, generally 30 years. Some of these loans may have a conditional refinancing option at the balloon maturity, which provides that, in lieu of repayment in full, the loan may be modified to a then-current market interest rate for the remaining unamortized term. None of the residential balloon mortgage loans in the portfolio have yet reached the balloon maturity.

Adjustable rate mortgage loans, or ARMs, currently consist of the following adjustable rate product types:

     Conventional:

One-year Adjustable Rate Loans:    A loan with interest adjustments in 12-month intervals. Payment frequencies may include biweekly, semimonthly, or monthly. Such loans may have yearly and lifetime caps on the amount the interest rate may change at an interval. The interest rate change calculation is typically tied to a

Treasury index rate. Typically, the interest rate is based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus the margin stated in the note, subject to rounding and any caps.

3/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first three years of the loan. After the initial three-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM and is calculated using the margin and caps stated in the note.

5/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first five years of the loan. After the initial five-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM and is calculated using the margin and caps stated in the note.

7/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first seven years of the loan. After the initial seven-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM and is calculated using the margin and caps stated in the note.

10/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first ten years of the loan. After the initial 10-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM and is calculated using the margin and caps stated in the note.

Government:    An adjustable rate loan originated under a specific government agency program. Generally, the interest rate adjusts in 12-month intervals, and is based on specific requirements for date of index and calculations.

Dividend Policy

We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders.

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, and our continued qualification as a REIT. We currently expect that both our cash available for distribution and our

REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels because:

•	substantially all of our mortgage assets and other authorized investments are interest-bearing;
•	we do not anticipate incurring any indebtedness, although we may incur indebtedness that in an aggregate amount does not exceed 20% of our shareholders’ equity;
•	we expect that our interest-earning assets will continue to exceed the liquidation preference of our preferred stock;
•	the amount of loan servicing costs and management fees paid to the Bank are expected to be less than 4% of our income per year; and
•	we anticipate that, in addition to cash flows from operations, additional cash will be available from principal payments on our loan portfolio.

Accordingly, we expect that we will, after paying the dividends on all classes of preferred securities, pay dividends to holders of shares of our common stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT.

Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency has the authority to issue an order that restricts our ability to make dividend payments to our shareholders, including holders of the Series A preferred securities. Banking capital adequacy rules limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator.

Conflicts of Interest and Related Management Policies and Programs

     General

In administering our loan portfolio and other authorized investments pursuant to the participation and servicing agreements, the Bank has a high degree of autonomy. The Bank has, however, adopted certain policies to guide the administration with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management, and certain other activities. These agreements with the Bank may be amended from time to time at the discretion of our board of directors and, in certain circumstances, subject to the approval of a majority of our Independent Directors, but without a vote of our shareholders, including holders of the Series A preferred securities.

Asset Acquisition and Disposition Policies.    It is our policy to purchase, or accept as capital contributions, loans or participation interests in loans from the Bank or its affiliates that generally are:

•	performing, meaning they have no more than two payments past due, if any;
•	in accrual status; and
•	secured by real property such that they are REIT Qualified Assets.

We may, however, from time to time acquire loans or participation interests in loans directly from unaffiliated third parties.  It is our intention that any loans or participation interests acquired directly from unaffiliated third parties will meet the same general criteria as the loans or participation interests we acquire from the Bank or its affiliates.

Our policy also allows for investment in loans or assets which are not REIT Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as a REIT under the Code. In the past, we have purchased or accepted as capital contributions loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate secured loans from the Bank or its affiliates.  We may from time to time acquire loans or loan participation interests from unaffiliated third parties.  We may use any proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio to acquire additional loans. Although we are not precluded from purchasing additional types of loans, loan participation interests or other assets, we anticipate that participation interests in additional loans acquired by us will be of the types described above under the heading “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy”. In addition, we will not invest in assets that are not REIT Qualified Assets if such investments would cause us to violate the requirements for taxation as a REIT under the Code.

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2002, we did not hold any mortgage-backed securities.

We currently anticipate that the Bank or its affiliates will continue to act as servicer of any additional loans that we acquire through purchase or participation interests from the Bank or its affiliates. We anticipate that any such servicing arrangement that we enter into in the future with the Bank or its affiliates will contain fees and other terms that most likely will be substantially equivalent to but may be more favorable to us than those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank or its affiliates. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

In accordance with the terms of the commercial, commercial real estate and residential loan participation and servicing agreements, we maintain the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we may direct the Bank to prosecute the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property.

Credit Risk Management Policies.    For a description of our credit risk management policies, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Governance and Administration”.

Conflict of Interest Policies.    Because of the nature of our relationship with the Bank or its affiliates, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of participation interests in loans from, or disposition of participation interests in loans to, the Bank, foreclosure on defaulted loans, management of the cash collateral related to the interest rate swaps and the modification of either the participation or servicing agreements. It is our policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the lending industry.

Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. It is our intention that any agreements and transactions between us on the one hand, and the Bank or its affiliates on the other hand, including, without limitation, any loan participation agreements, be fair to all parties and consistent with market terms for such types of transactions. The requirement in our certificate of incorporation that certain of our actions be approved by a majority of our Independent Directors also is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will be on terms as favorable to us as could have been obtained from unaffiliated third parties.

Other Policies.    We intend to operate in a manner that will not subject us to regulation under the Investment Company Act. Therefore, we do not intend to:

•	invest in the securities of other issuers for the purpose of exercising control over such issuers;
•	underwrite securities of other issuers;
•	actively trade in loans or other investments;
•	offer securities in exchange for property; or
•	make loans to third parties, including our officers, directors or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. We refer to these interests as “Qualifying Interests”. Under current interpretations by the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that we may acquire therefore may be limited by the provisions of the Investment Company Act. We have established a policy of limiting authorized investments which are not Qualifying Interests to no more than 20% of the value of our total assets.

We currently make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax, or other considerations may cause our board of directors, subject to approval by a majority of our Independent Directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation.

Servicing

The loans currently in our portfolio are serviced by the Bank or its affiliates pursuant to the terms of participation and servicing agreements between the Bank and its affiliates and us. The Bank has delegated servicing responsibility of the residential mortgage loans to third parties that are not affiliated with us or the Bank or its affiliates.

We pay the Bank a monthly loan servicing fee for its services under the terms of the loan participation and servicing agreements. The amount and terms of the fee are determined by mutual agreement of the Bank and us from time to time during the terms of the participation and servicing agreements.

Total servicing fees paid to the Bank for the year ended December 31, 2002, were $947,000. For 2002, the annual servicing fee with respect to the commercial real estate and commercial loans is equal to the total committed amount of each loan multiplied by a fee of 0.03%.

The participation and servicing agreements currently in place require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that become classified as non-performing, are placed in a non-performing status, or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and servicing agreements, including any payment to its affiliates or third parties for servicing the loans.

In accordance with the terms of the commercial, commercial real estate and residential loan participation and servicing agreements currently in place, we maintain the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we may direct the Bank to prosecute the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property.

To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we may also enter into servicing agreements with such unaffiliated third parties from which we purchased such loans or participation interests or their affiliates.

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to possess interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank, although we may also purchase loans from unaffiliated third parties. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face similar competition as the Bank in acquiring such loans or participation interests.

Regulatory Considerations

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. The intent of this law is to reform specific matters pertaining to public accounting oversight, auditor independence and corporate responsibility. Requirements in the act will affect certain of Wachovia’s corporate governance policies and certain of Wachovia’s business lines, such as securities analysis. We do not believe we will need to make material modifications to our corporate governance policies in response to the act or do we believe the act will negatively affect our financial condition or results of operations.

Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations, and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our financial condition or results of operations.

As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. See “–General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” for more detailed descriptions of the requirements of the Code applicable to us. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “—Conflicts of Interest and Related Management Policies and Procedures—Other Policies” for a more detailed description of the requirements we have to follow in order not to be subject to regulation under the Investment Company Act.

Under certain circumstances, including any determination that the Bank’s relationship to us results in unsafe and unsound banking practices, the Office of the Comptroller of the Currency (the “OCC”) has the authority to restrict our ability to make dividend payments to our shareholders.  See “—Dividend Policy” for a more detailed description of such restrictions.

Moreover, our Series A preferred securities are automatically exchangeable for depositary shares representing Series G, Class A preferred stock of Wachovia at the direction of the OCC if any of the following events occurs:

•	the Bank becomes undercapitalized under the OCC’s “prompt corrective action” regulations;
•	the Bank is placed into conservatorship or receivership; or
•

the OCC, in its sole discretion, anticipates that the Bank may become “undercapitalized” in the near term or takes supervisory action that limits the payment of dividends by us and in connection therewith directs an exchange.

In an exchange, holders of our Series A preferred securities would receive one depositary share representing a one-sixth interest in one share of Wachovia Series G, Class A preferred stock for each of our Series A preferred securities. The Wachovia Series G, Class A preferred stock will be non-cumulative, perpetual, non-voting preferred stock of Wachovia ranking equally upon issuance with the most senior preferred stock of Wachovia then outstanding. If such an exchange occurs, holders of our Series A preferred securities would own an investment in Wachovia and not in us at a time when the Bank’s and, ultimately, Wachovia’s financial condition is deteriorating or the Bank may have been placed into conservatorship or receivership.

For more information concerning Wachovia and the Bank, please see Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002 which is incorporated by reference herein and Wachovia’s supplementary consolidating financial information as of December 31, 2002 and 2001, and for the three years ending December 31, 2002, which is filed herewith as Exhibit 99(c).

Employees

We have two executive officers and approximately 15 additional non-executive officers. Our executive officers are also executive officers of Wachovia. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wachovia and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding, and managing mortgage assets. However, 113 employees of Wachovia or its affiliates, including certain of the executive officers and non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 1620 East Roseville Parkway, Roseville, California 95661 (telephone number (877) 867-7378).

Web Site Access to SEC Filings

Although Wachovia Funding does not maintain its own website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on Wachovia’s website, www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov.

ITEM 2.	PROPERTIES.

Wachovia Funding does not own any properties and our primary executive offices are used primarily by affiliates of Wachovia.  Because we do not have any of our own employees who are not also employees of Wachovia or the Bank, we do not need office space for such employees.  All officers of Wachovia Funding are also officers of Wachovia or the Bank and perform their services from office space owned or leased by Wachovia or the Bank, as applicable.

ITEM 3.	LEGAL PROCEEDINGS.

We are not the subject of any litigation. We, Wachovia and the Bank are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio, other than routine litigation arising in the ordinary course of business.  Based on information currently available, advice of counsel, available insurance coverage and established reserves, we believe that the eventual outcome of the actions against us and/or our subsidiaries will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.  However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to our results of operations for any particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General

Our common stock is 99.85% owned by Wachovia Preferred Holding and 0.15% owned by Wachovia and is not listed on any securities exchange.  Wachovia Funding’s Series A preferred securities are listed on the NYSE since January 10, 2003.

In connection with a series of corporate transactions that occurred in July 2002, (i) Wachovia Funding issued and sold 913 shares of its Series D preferred securities, liquidation preference $1,000, to Wachovia Realty Management Corporation, a Delaware corporation and an affiliate of Wachovia, for a purchase price of $913,000, and (ii) 99,851,752 and 148,148 shares of Wachovia Funding common stock, par value $0.01 per share, were issued to the Bank and Wachovia, respectively, as part of the merger of First Union Real Estate Asset Company of Connecticut, a Virginia corporation and an affiliate of Wachovia, with and into Wachovia Funding in consideration of the Bank’s and Wachovia’s common stock of First Union Real Estate Asset Company of Connecticut. Each of these issuances and sales was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series D preferred securities are not convertible or exchangeable into any other security and Wachovia Funding does not anticipate that the Series D preferred securities will be registered under the Securities Act. Wachovia Funding used the proceeds from the issuance and sale of the common stock and Series D preferred securities for general corporate purposes.

Prior to the December 2002 public offering of Wachovia Funding’s Series A preferred securities, Wachovia Preferred Holding acquired (i) 30,000,000 of Wachovia Funding’s Series A preferred securities, liquidation preference $25.00 per security, (ii) 40,000,000 of Wachovia Funding’s Series B preferred securities, liquidation preference $25.00 per security, and (iii) 4,233,754 of Wachovia Funding’s Series C preferred securities, liquidation preference $1,000 per security. The Series A, B and C preferred securities were acquired by Wachovia Preferred Holding in exchange for participations in commercial and commercial real estate loans with an aggregate fair market value of $6.0 billion. The issuance of Wachovia Funding’s Series A, B and C preferred securities to Wachovia Preferred Holding was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The Series A and B preferred securities are conditionally exchangeable, upon certain regulatory events, into preferred stock (or depositary shares representing such stock) of Wachovia.

In December 2002, Wachovia Preferred Holding sold 18,000,000 shares of our Series A preferred securities in a registered public offering. Wachovia Funding did not receive any of the proceeds from this offering.

Dividends

For the fiscal year ended December 31, 2002, Wachovia Funding declared and paid (i) cash dividends of $0.18 per share of its Class A preferred securities, (ii) cash dividends of $0.08 per share of its Class B preferred securities, (iii) cash dividends of $2.27 per share of its Class C preferred securities, and (iv) cash dividends of $34.94 per share of its Class D preferred securities.  The Class A, B and C preferred securities were issued in November 2002.  Wachovia Funding also paid a dividend of $0.65 per share on its common stock in 2002. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are also executive officers of Wachovia and receive certain equity based compensation from Wachovia. See “Item 11.  Executive Compensation–Executive Compensation” for a description of such equity based compensation.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data for the four years ended December 31, 2002, are derived from our audited consolidated financial statements. The following selected consolidated financial data for the year ended December 31, 1998, are derived from unaudited consolidated financial statements and reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of our management, are necessary for a fair and consistent presentation of such data. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2002 and 2001, and for the three years ended December 31, 2002, which includes certain consolidated financial information for the Bank, elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000	1999	1998

INCOME STATEMENT DATA
Net interest income	$197,576	67,322	57,257	47,005	47,520
Provision for loan losses	15,215	5,262	3,602	1,034	1,099
Other income (loss)	76,130	(95,890)	395	96	(172)
Noninterest expense	9,869	2,394	2,207	3,078	3,083
Net income (loss)	$305,800	(23,545)	32,434	27,951	28,057

BALANCE SHEET DATA
Cash and cash equivalents	$851,692	957,454	183,223	196,397	97,978
Loans, net of unearned income	10,947,583	4,378,961	558,756	512,858	586,616
Allowance for loan losses	(106,325)	(37,158)	(3,833)	(1,285)	(849)
Interest rate swaps	577,684	573,620	—	—	—
Total assets	12,459,057	5,889,666	746,803	714,097	686,269
Collateral held on interest rate swaps	575,820	570,340	—	—	—
Total liabilities	659,656	732,246	283	—	115
Total stockholders’ equity	$11,799,401	5,157,420	746,520	714,097	686,154

SELECTED OTHER INFORMATION
Nonperforming loans	$16,299	5,024	2,684	3,733	2,910
Nonperforming loans as a % of total loans	0.15%	0.11	0.48	0.73	0.50
Nonperforming loans as a % of total assets	0.13	0.09	0.36	0.52	0.42
Allowance for loan losses as a % of non-performing loans	652.34	739.61	142.81	34.42	29.18
Allowance for loan losses as a % of total loans	0.97%	0.85	0.69	0.25	0.14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with selected consolidated financial data set forth in Item 6 and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under “—Risk Governance and Administration” and elsewhere in this Form 10-K. See also “Forward-Looking Statements” in Part I above.

For the tax year ending December 31, 2002, we will be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to Federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. As a result of our change in tax status from a taxable corporation to a REIT, our net deferred tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002. Upon the formation of WPR in October 2002, a deferred tax expense was recorded to establish the initial deferred tax liability on the book versus tax basis differences of the assets contributed to WPR. In addition, WPR will incur Federal and state income tax on its net income.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of evaluation.  We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

The sensitivity analyses provided below are hypothetical scenarios and generally cannot be extrapolated because the relationship of a change in assumptions to the change in fair value may not be linear. Additionally, the effect of a variation in a particular assumption on fair value is calculated without changing any other assumptions, when in reality, changes in any one assumption may result in changes in other factors.

     Allowance for Loan Losses

We believe we have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must necessarily rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance for loan losses is maintained at a level we believe is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. As a subsidiary of Wachovia, our loans are included in Wachovia’s analysis of the adequacy of the allowance for loan losses. Wachovia employs a variety of statistical modeling and estimation tools in assessing the adequacy of the allowance. Our allowance consists of the same components that Wachovia uses. Certain components are a pro-rata portion of Wachovia’s allowance and other components are calculations specific to our portfolio. The following is a discussion of Wachovia’s methodology, our portion of each component and those components that are specific to us. The allowance consists of formula-based components for both commercial and consumer loans, specific allowance for impaired commercial loans, and allowance related to additional factors that are indicative of loss. Each of these components of the allowance and the techniques used and the estimates and judgments inherent therein is described in the following narrative. In certain cases, we have noted the effect of a change in an assumption or estimate, but we believe that those changes are captured in other model components.

The formula-based component for the commercial loan portfolio is calculated by stratifying the portfolio by credit grade and applying loss rates specific for each credit grade to each strata. The “—Risk Governance and Administration—Credit Risk Management” section discusses the processes and controls over assignment and review of credit grades. Historical loss rates are calculated using three years of actual credit losses. At December 31, 2002, the formula-based component of the allowance for commercial loans was $48.3 million.

Due to the variable nature of large-balance commercial loans, actual losses for a year may be higher or lower than the average implied by the historical loss rates. To address this risk, Wachovia uses a simulation model to develop a range of additional allowance, which enables Wachovia to mitigate a specific degree of uncertainty in the formula-based component for commercial loans. At December 31, 2002, our portion of this position in this range added $22.1 million to the allowance. Increasing the confidence level by 5% mitigates more uncertainty and would increase our portion of this component of the allowance by $8.2 million.

Impaired loans consist of commercial loans on nonaccrual status. Impaired loans over a certain size are individually reviewed and the allowance is determined based on the difference between the loan’s carrying value compared with the loan’s fair value. Fair value is measured on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. No other allowance is provided for impaired loans. At December 31, 2002, this component of the allowance was less than $1.0 million.

For consumer loans, the formula-based component of the allowance is a function of the delinquency profile of pools of homogenous loans and the loss rates for each delinquency category. The loss rates are based on historical delinquency migration, vintage analyses, credit score-based forecasting methods and loss data. An additional amount is calculated to ensure that we are adequately reserved for product-specific trends that are not accounted for in the normal analysis. For example, a collateral devaluation from a real estate downturn increases losses in the consumer portfolio. Our portion of the allowance for consumer loans amounted to $2.0 million at December 31, 2002.

The final component of the allowance represents the impact of factors that are not fully captured elsewhere in the model, and includes amounts for deteriorating industries, macroeconomic factors and imprecision in the models to develop the allowance.

The commercial portfolio is affected by industry trends and events. In an economic downturn, some industries deteriorate more than others. Deteriorating industries are evaluated by obtaining current, external information on default probabilities. For those industries with a median default probability above a certain threshold, an additional factor is applied to the allowance for borrowers in those industries. The factor used varies depending on the estimate of the degree of deterioration in that industry. At December 31, 2002, our portion of this factor totaled $9.8 million. If this factor were increased by 25%, we would recognize an additional $2.5 million for this component of the allowance.

Macroeconomic factors are also considered in estimating the impact of certain events on borrowers’ ability to repay their loans including adverse trends in macroeconomic variables, such as unemployment rates, income growth, inflation and political events. To gain insight on these qualitative factors, Wachovia consults with their chief economist and reviews risk assessment reports. At December 31, 2002, our portion of this component of the allowance was $13.6 million.

In addition, a certain level of imprecision will always exist in any model. Model imprecision is accounted for in the allowance by calculating a percentage of the formula-based component of the allowance, which is typically between 10% and 25%. At December 31, 2002, this component of the allowance was $9.6 million. If we were to increase the percentages used by 25%, we would recognize an additional $2.4 million in allowance.

We continuously monitor qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance as described above does not diminish the fact that the entire allowance is available to absorb credit losses in the loan portfolio. Our principal focus is, therefore, on the adequacy of the total allowance for loan losses.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 in “— Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2002, 2001 and 2000.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets were acquired directly from the Bank. The Bank either originated the mortgage assets or acquired them as part of the acquisition of other financial institutions.

In December 2001, the Bank contributed commercial loans with a carrying amount of $4.0 billion and a fair market value of $3.7 billion to Wachovia Funding in exchange for the issuance of common stock with a fair value of $3.7 billion and a related increase in paid-in capital of $300 million. Since Wachovia Funding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying value of $4.0 billion. The excess of the carrying value of the loans over the fair market value of the loans was recorded as an increase in paid-in capital.

In October 2002, Wachovia Funding paid the Bank $896 million in cash for home equity loans, which reflected a fair value purchase price.

In November 2002, the Bank contributed commercial loans with a carrying value of $6.4 billion and a fair market value of $6.0 billion to Wachovia Preferred Holding. Wachovia Preferred Holding then contributed this portfolio to Wachovia Funding in exchange for the issuance of our newly issued Series A, B and C preferred securities with a fair value of $6.0 billion and a related increase to paid-in capital of $400 million. Since Wachovia Funding, Wachovia Preferred Holding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying value of $6.4 billion. The excess of the book value of the loans over the fair market value of the loans was recorded as an increase in paid-in capital.

In December 2002, Wachovia Funding paid the Bank $230 million in cash for commercial loans, which reflected a fair value purchase price.

In December 2001, the Bank contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673 million to us in exchange for common stock. After the contribution of the receive-fixed interest rate swaps, but prior to December 31, 2001, we entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with the same unaffiliated third party. Between the time that we received the receive-fixed interest rate swaps, and the time that we entered into the pay-fixed interest rate swaps, we realized a decrease in fair value of $95.6 million in the receive-fixed interest rate swaps as a result of changes in the then-prevailing interest rates.

     2002 to 2001 Twelve Month Comparison

Interest Income.  Interest income increased $140 million from 2001, or 205%, to $208 million in 2002. Interest on commercial loans increased to $154 million in 2002 from $12.5 million in 2001 representing twelve months of interest in 2002 on commercial loans contributed to us in December 2001 in addition to interest on loans contributed in November 2002. Interest on residential loans decreased $7.8 million, or 17%, to $37.0 million in 2002 from $44.8 million in 2001 as a result of reinvestment in lower yielding loans in a declining interest rate environment. Interest income on cash invested in overnight eurodollar deposit investments increased $6.6 million, or 60%, in 2002 to $17.5 million from 2001 due to cash investment balances increasing from loan collections and cash received in December 2001 as collateral for interest rate swaps.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2002, are presented below.

	Year Ended December 31, 2002			Year Ended December 31, 2001

(In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate

Loan participations
Commercial loans	$1,880,664	57,872	3.08%	$338,233	12,456	3.68%
Commercial real estate loans	2,785,618	95,727	3.44	—	—	—
Home equity loans	438,694	30,636	6.98	352,778	35,098	9.95

Total loan participations	5,104,976	184,235	3.61	691,011	47,554	6.88
Residential mortgages	97,972	6,342	6.47	130,023	9,669	7.44
Interest-bearing deposits in banks and other earning assets	1,080,237	17,545	1.62	271,421	10,956	4.04

Total interest-earning assets	$6,283,185	208,122	3.31%	$1,092,455	68,179	6.24%

The dollar amount of change in interest income related to our interest-earning assets for the two years ended December 31, 2002, is presented below.

(In thousands)	2002 Compared to 2001			2001 Compared to 2000

	Interest Income Variance	Variance Attributable to (a)		Interest Income Variance	Variance Attributable to (a)

		Rate	Volume		Rate	Volume

EARNING ASSETS
Commercial loans	$45,416	(6,717)	52,133	12,456	—	12,456
Commercial real estate loans	95,727	—	95,727	—	—	—
Home equity loans	(4,462)	(11,736)	7,274	14,439	(4,940)	19,379
Residential mortgages	(3,327)	(1,098)	(2,229)	(9,890)	693	(10,583)
Interest-bearing deposits in banks and other earning assets	6,589	(16,303)	22,892	(6,083)	(5,945)	(138)

Total earning assets	$139,943	(35,854)	175,797	10,922	(10,192)	21,114

(a)          Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.  Interest expense increased to $10.5 million in 2002 from $857,000 in 2001 representing twelve months of interest accrued in 2002 compared with one month of interest accrued in 2001 on cash collateral received related to interest rate swaps that were contributed to us in December 2001. Interest is paid based on a short-term market rate.

Provision for Loan Losses.  The provision for loan losses increased $9.9 million to $15.2 million in 2002 from $5.3 million in 2001 primarily as a result of average loans increasing to $5.2 billion in 2002 from $821 million in 2001. Average loans increased primarily from the contribution of $4.0 billion of commercial loans in December 2001, as well as contributions or acquisitions of loans in late 2002. The allowance for loan losses was 0.97% and 0.85% of loans net of unearned income as of December 31, 2002 and 2001, respectively.

Gain on Interest Rate Swaps.  The gain on interest rate swaps was $76.1 million in 2002 compared with a loss of $95.9 million in 2001. The gain is the result of changes in the interest rate environment that increased the fair value of our net investment in interest rate swaps. We recognized a loss of $95.9 million in 2001 as a result of a decrease in fair value of our receive-fixed interest rate swaps prior to entering into the pay-fixed interest rate swaps that serve as an economic hedge of the receive-fixed interest rate swaps.

Loan Servicing Costs.  Loan servicing costs increased $673,000 or 112%, to $1.3 million in 2002 from $602,000 in 2001 due to higher average loans from the loan contributions and purchases in 2001 and 2002. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees.  Management fees were $7.2 million in 2002 compared with zero in 2001. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. The management fee is charged by Wachovia to affiliates that have over $10 million in assets and over $2 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In 2001, we did not meet the second of those criteria and were not charged a management fee. We anticipate that we will meet both of these criteria in the future, and accordingly, we will continue to incur management fee expense.

Other Expense.  Other expense decreased $360,000, or 20%, to $1.4 million in 2002. In 2001, $975,000 was paid to the Bank in consideration for the Bank providing a guaranty of our obligations under the receive-fixed interest rate swaps before we entered into the pay-fixed interest rate swaps, and zero was paid in 2002. Additionally, losses on loan sales were $358,000 in 2001 and zero in 2002. Foreclosure expense increased $807,000 in 2002, due to an increase in foreclosure activity associated with a larger, more seasoned, loan portfolio.

Income Tax Benefit.  Income tax benefit increased $44.5 million to $57.2 million in 2002 from 2001 as a result of a change in our tax status from a taxable corporation to a REIT in 2002.  The 2002 tax benefit is net of deferred tax expense related to the formation of WPR during 2002.

     2001 to 2000 Twelve Month Comparison

Interest Income.  Interest income increased $10.9 million from 2000, or 19%, to $68.2 million in 2001. Interest income on commercial loans increased to $12.5 million in 2001 from zero in 2000 representing one month of interest in 2001 on commercial loans that were contributed by the Bank in December 2001. Interest income on residential loans increased $4.5 million, or 11%, from 2000 to $44.8 million in 2001 as a result of a full year of interest on $400 million in higher yielding home equity loans purchased from the Bank in August 2000. Interest income on cash invested in overnight eurodollar deposit investments decreased $6.1 million, or 36%, from 2000 to $10.9 million in 2001 due to the lower interest rate environment.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2001, are presented below.

	Year Ended December 31, 2001			Year Ended December 31, 2000

(In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate

Loan participations
Commercial loans	$338,233	12,456	3.68%	$—	—	—%
Home equity loans	352,778	35,098	9.95	174,750	20,659	11.82

Total loan participations	691,011	47,554	6.88	174,750	20,659	11.82
Residential mortgages	130,023	9,669	7.44	275,680	19,559	7.09
Interest-bearing deposits in banks and other earning assets	271,421	10,956	4.04	274,105	17,039	6.22

Total interest-earning assets	$1,092,455	68,179	6.24%	$724,535	57,257	7.90%

The dollar amount of change in interest income related to our interest-earning assets for the two years ended December 31, 2001, is presented below.

	2001 Compared to 2000			2000 Compared to 1999

	Interest Income Variance	Variance Attributable to (a)		Interest Income Variance	Variance Attributable to (a)

(In thousands)		Rate	Volume		Rate	Volume

EARNING ASSETS
Commercial loans	$12,456	—	12,456	—	—	—
Home equity loans	14,439	(4,940)	19,379	15,822	3,576	12,246
Residential mortgages	(9,890)	693	(10,583)	(13,662)	(202)	(13,460)
Interest-bearing deposits in banks and other earning assets	(6,083)	(5,945)	(138)	8,037	2,918	5,119

Total earning assets	$10,922	(10,192)	21,114	10,197	6,292	3,905

(a)          Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.  Interest expense increased to $857,000 in 2001 from zero in 2000 representing approximately one month of interest paid on cash collateral received related to interest rate swaps that were contributed in December 2001. Interest is paid based on a short-term market rate.

Provision for Loan Losses.  The provision for loan losses increased $1.7 million to $5.3 million in 2001 from $3.6 million in 2000 primarily as a result of average loans increasing to $821 million in 2001 from $450 million in 2000. Average loans increased primarily from the purchase of residential loans in August 2000.

Loss on Interest Rate Swaps.  The loss on interest rate swaps was $95.9 million in 2001 representing the decrease in fair value of the receive-fixed interest rate swaps contributed to us by the Bank in December 2001 between the time the contribution was made and the time we entered into pay-fixed interest rate swaps that serve as an economic hedge of the contributed receive-fixed interest rate swaps.

Loan Servicing Costs.  Loan servicing costs decreased $781,000, or 56%, to $602,000 in 2001 from $1.4 million in 2000 due to the Bank entering into a lower cost sub-servicing agreement in February 2001. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees.  Management fees were zero in 2001 compared with $824,000 in 2000. As described above, in 2001 we did not meet the second of Wachovia’s criteria for assessment of a management fee.

Other Income.  Other income decreased to zero in 2001 from $395,000 in 2000 due to 2000 including $522,000 in net gains on loan sales of which there were none in 2001.

Other Expense.  Other expense increased to $1.8 million in 2001 from zero in 2000 primarily due to $399,000 in increased foreclosure expense, $358,000 in losses on loan sales, and $975,000 paid to the Bank in consideration for the Bank providing a guaranty of our obligations under the receive-fixed interest rate swaps before we entered into the pay-fixed interest rate swaps. The guaranty fee is equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps.

Balance Sheet Analysis

     December 31, 2002 to December 31, 2001

At December 31, 2002, total assets were $12.5 billion compared with $5.9 billion at December 31, 2001. As of December 31, 2002, $9.9 billion, or 80% of our assets, consisted of a 100% participation interest in commercial loans, and $946 million, or 8% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.  Net loans increased $6.5 billion to $10.8 billion at December 31, 2002, compared with December 31, 2001, primarily due to a $5.9 billion increase in commercial loans as a result of loan purchases or contributions during 2002.

Commercial loan maturities on a historical basis for the years ended December 31, 2002 and 2001 are presented below.

	December 31,

	Commercial and Commercial Real Estate

(In thousands)	2002	2001

FIXED RATE
1 year or less	$11,006	—
1-5 years	30,728	37,833
After 5 years	144,283	30,570

Total fixed rate	186,017	68,403

ADJUSTABLE RATE
1 year or less	617,150	401,889
1-5 years	4,564,022	2,575,536
After 5 years	4,546,961	944,528

Total adjustable rate	9,728,133	3,921,953

Total	$9,914,150	3,990,356

Allowance for Loan Losses.  The allowance for loan losses increased $69.2 million from December 31, 2001, to $106 million at December 31, 2002, as a result of allowance transferred with the commercial loans contributed to or purchased by us from the Bank in 2002. The allowance was 0.97% of loans, net of unearned income at December 31, 2002, and 0.85% at

December 31, 2001. See Table 2 in “— Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.  Interest rate swaps increased to $578 million at December 31, 2002, from $574 million at December 31, 2001, which represents fair value of our net position in interest rate swaps.

Accounts Receivable-Affiliates, Net.  Net accounts receivable from affiliates increased to $159 million at December 31, 2002, from a net accounts payable position of $9.4 million at December 31, 2001, as a result of intercompany cash transactions.

Other Assets.  Other assets increased $13.0 million, or 77%, to $29.8 million at December 31, 2002, from $16.8 million at December 31, 2001, due to an increase in accrued interest receivable.

Collateral Held on Interest Rate Swaps.  Collateral held on interest rate swaps increased to $576 million at December 31, 2002, from $570 million at December 31, 2001. As part of the receive-fixed interest rate swaps contributed to us by the Bank in December 2001, the unaffiliated counterparty to the swaps provided collateral that we hold.

Other Liabilities.  Other liabilities increased to $16.8 million at December 31, 2002, from $7.7 million at December 31, 2001, due to the increase in minority interests after the sale of a 2% interest in one of our subsidiary’s membership units to an affiliate of the Bank in exchange for cash in December 2002.

     December 31, 2001 to December 31, 2000

At December 31, 2001, total assets were $5.9 billion compared with $747 million at December 31, 2000. As of December 31, 2001, $4.6 billion, or 68% of our assets, consisted of a 100% participation interest in commercial loans and $286 million, or 5% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.  Net loans were $4.3 billion at December 31, 2001, up $3.8 billion from December 31, 2000, due to the December 2001 contribution to us of $4.0 billion of commercial loans by the Bank offset by a $162 million decrease in residential loans.

Allowance for Loan Losses.  The allowance for loan losses increased $33.3 million from December 31, 2000 to $37.2 million at December 31, 2001, as a result of the allowance transferred with the commercial loans contributed to us by the Bank in December 2001. The allowance was 0.85% of loans net of unearned income at December 31, 2001, and 0.69% at December 31, 2000. See Table 2 in “—Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.  Interest rate swaps increased to $574 million at December 31, 2001, from zero at December 31, 2000, from the contribution of the receive-fixed interest rate swaps to us by the Bank in December 2001. Interest rate swaps are recorded at fair value. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps.

Other Assets.  Other assets increased $9.3 million to $16.8 million at December 31, 2001, from $7.5 million at December 31, 2000, due to a $9.6 million increase in interest receivable, primarily related to the contribution of commercial loans in December 2001, offset by a $660,000 decrease in consumer interest receivables due to lower consumer loan balances.

Collateral Held on Interest Rate Swaps.  Collateral held on interest rate swaps increased to $570 million at December 31, 2001, from zero at December 31, 2000. As part of the receive-fixed interest rate swaps contributed to us by the Bank in December 2001, the unaffiliated counterparty to the swaps provided collateral that we hold. The cash collateral is recorded at fair value.

Other Liabilities.  Other liabilities increased $7.5 million at December 31, 2001, from $107,000 at December 31, 2000, due to the increase in minority interests after the sale of a 1% interest in one of our subsidiary’s common stock to Wachovia in exchange for cash in December 2001.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “—Risk Governance and Administration—Credit Risk Management” section describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2002 and 2001, commitments to extend credit were $1.5 billion and $1.2 billion, respectively. The increase in commitments was largely due to the commercial loans that were contributed to us in November 2002.

Liquidity and Capital Resources

Our internal sources of liquidity generally include cash generated from our operations and principal repaid on loans. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the Federal funds rate. Further, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We believe that our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

     Credit Risk Management

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. We incur credit risk by investing in lending and lending-related assets. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions and the parties involved. Credit risk is central to the profit strategy in lending. Since our assets are currently primarily loans originated by the Bank, which is a subsidiary of Wachovia, the following is a discussion of Wachovia’s credit risk management strategies.

Credit risk is managed through a combination of policies and procedures and risk-taking or commitment authorities that are tracked and regularly updated in a centralized database. All credit authorities are delegated through the independent risk management organization. Most officers who are authorized to incur credit exposure are in the risk management organization and are independent of the officers who are responsible for generating new business.

The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines. These guidelines are based on the default probabilities associated with the credit facilities extended to each borrower or related group of borrowers. Concentration risk is managed through geographic and industry diversification, country limits and loan quality factors.

Commercial Credit.  All commercial loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation, the probability of a default on any particular Wachovia credit facility and the probable loss in the event of a default.

Commercial credit extensions are also evaluated using a Risk Adjusted Return on Capital model that considers pricing, internal risk ratings, loan structure and tenor, among other variables. This produces a risk/return analysis, enabling the efficient use of economic capital attributable to credit risk. The same credit processes and checks and balances are used for unfunded commitments as well as for funded exposures.

Economic capital for all credit risk assets is calculated by the portfolio management group within the risk management organization. As part of their annual capital level review, this group analyzes factors that are used to determine the amount of economic capital needed to support credit risk in the loan portfolio.

Credit Risk Review is an independent unit that performs risk process reviews and evaluates a representative sample of credit extensions after the fact. Credit Risk Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting and servicing practices. This unit reports directly to the Credit and Finance Committee of the Wachovia board of directors.

Credit approvals are based, among other factors, on the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, the type of exposure, the transaction structure and the general economic outlook. There are two processes for approving credit risk exposures. The first involves standard approval structures for use in retail, certain small business lending and most trading activities. The second, and more prevalent approach, involves individual approval of exposures consistent with the authority delegated to officers experienced in the industries and loan structures over which they have responsibility.

In commercial lending, servicing of credit exposure may be as often as weekly for certain types of asset-based lending, to annually for certain term loans. Some term loans having characteristics similar to retail loans are monitored for delinquencies only. In general, quarterly servicing is normal for all significant exposures. The internal risk ratings are confirmed with each major servicing event. In addition, portfolio modeling is employed to verify default probabilities and to estimate losses.

Borrower exposures may be designated as “watch list” accounts when warranted by either environmental factors or individual company performance. Such accounts are subjected to additional quarterly reviews by the business line management, risk management and credit risk review staff and our chief risk management officer in order to adequately assess the borrower’s credit status and to take appropriate action. In addition, projections of both nonperforming assets and losses for future quarters are performed monthly.

Wachovia has also established special teams composed of skilled and experienced lenders to manage problem credits. These teams handle commercial recoveries, workouts and problem loan sales.

Commercial credit checks and balances, the independence of risk management functions and specialized processes are all designed to avoid problems where possible and to recognize and address problems early in the cycle when they do occur.

Consumer Credit.  In retail lending, Wachovia manages credit risk from a portfolio view rather than by specific borrower as in commercial lending. The risk management division, working with the line of business, determines the appropriate risk/return profile for each portfolio, utilizing a variety of tools including quantitative models and scorecards tailored to meet Wachovia’s specific needs.

By incorporating these models and policies into computer programs or “decisioning engines,” much of the underwriting is automated. Once a line of credit or other retail loan is extended, it is included in the overall portfolio, which is continuously monitored for changes in delinquency trends and other asset quality indicators. Delinquency action on individual credits is taken monthly or as needed if collection efforts are necessary. The independent credit risk review unit also has a retail component to ensure adequacy and timeliness of retail credit processes.

To the extent that we acquire loans or participation interests in loans from unaffiliated third parties in the future, we intend to follow substantially similar credit risk management strategies as Wachovia.

     Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry.

     Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. If there is a further decline in market interest rates, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At December 31, 2002, approximately 11% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds interest-rate-sensitive assets.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution is perfectly matched in each maturity category.

As of December 31, 2002, $9.8 billion, or 78% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of December 31, 2002, our liabilities were $660 million, or 5% of our assets, while stockholders’ equity was $11.8 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2002, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of the $1.2 billion of fixed rate loans and loan participations approximated their book value at December 31, 2002. The fair value of the $9.8 billion of variable rate loans and loan participations was approximately $9.1 billion at December 31, 2002.

(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total

RATE-SENSITIVE ASSETS
Interest bearing deposits in banks	$845,006	—	—	—	—	845,006
Loans and loan participations:
Fixed rate	315	44,687	46,219	49,300	1,056,166	1,196,687
Variable rate	10,677	606,152	2,412,134	2,160,468	4,561,465	9,750,896

Total rate-sensitive assets	$855,998	650,839	2,458,353	2,209,768	5,617,631	11,792,589

Total rate-sensitive liabilities	$575,820	—	—	—	—	575,820

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all or our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of operations.

In December 2001, the Bank contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673 million to us in exchange for common stock. The unaffiliated counterparty to the receive-fixed interest rate swaps provided cash collateral to us. We pay interest to the counterparty on the collateral at a short-term market rate. We also invest the cash in overnight eurodollar deposit investments and earn a short-term market rate. After the contribution of the receive-fixed interest rate swaps, but prior to December 31, 2001, we entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with the same unaffiliated third party. Between the time that we received the receive-fixed interest rate swaps, and the time that we entered into the pay-fixed interest rate swaps, we realized a decrease in fair value of $95.6 million in the receive-fixed interest rate swaps as a result of changes in the then-prevailing interest rates.

At December 31, 2002, our position in interest rate swaps was an asset of $1.1 billion and a liability of $528 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total

INTEREST RATE SWAP ASSETS
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	6.10	7.46	—	7.41
Weighted average pay rate (a)	—%	—	1.74	1.41	—	1.42
INTEREST RATE SWAP LIABILITIES
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	1.74	1.41	—	1.42
Weighted average pay rate (a)	—%	—	4.84	5.72	—	5.69

(a)          All of the interest rate swaps have variable pay or receive rates based on three- to six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2002.

     Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2002, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.42%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.24 years, weighted average receive rate of 1.42% and weighted average pay rate of 5.69% at December 31, 2002. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2002.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would realize short-term net gains on our interest rate swaps of $27.1 million or $56.1 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would realize short-term net losses on our interest rate swaps of $25.4 million or $49.2 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

     Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our assets are primarily loans originated by the Bank, and we rely on servicing, which includes delegating servicing to third parties in some circumstances, and administrative services from Wachovia or its affiliates, the following is a discussion of Wachovia’s operational risk management strategies. This risk is inherent in all of Wachovia’s businesses.

The corporate governance structure for the management of operational risk is composed of the Credit & Finance Committee of Wachovia’s board of directors, an enterprise-wide operational risk executive committee and functional risk committees focused on managing a specific risk such as vendor, compliance, technology and business continuity planning. Outside the governance process, Wachovia devotes significant emphasis and resources to continuous refinement of processes and tools that aid them in proactive identification and management of material operational risks. Additionally, Wachovia focuses on training, education and development of a risk management culture that reinforces the message that management of operational risk is the responsibility of all of its employees.

Wachovia manages operational risk under the leadership of its chief risk management officer. An enterprise-wide operational risk team, reporting to the chief risk management officer, is composed of professionals who work with business line and risk management resources to deploy and improve operational risk management competencies, processes and technologies. Additionally, this group is responsible for corporate operational risk governance and information reporting to executive management and to Wachovia’s board of directors, including the Audit & Compliance Committee and the Credit & Finance Committee.

The merger between Wachovia’s predecessor entities, the former Wachovia Corporation and First Union Corporation (which was then renamed Wachovia Corporation), closed on September 1, 2001, and includes application systems and other elements that impact the operations of Wachovia Funding. Managing merger integration risk and change in general is a key component of operational risk. To manage this risk, the merger integration team, led by experienced merger executives, is following a paced, methodical and deliberate integration plan for the conversion and integration of the former Wachovia and First Union. A disciplined process to assess organizational readiness for change has been implemented. This process provides readiness/risk information relative to staffing, training, customer communication, compliance, vendors, corporate real estate, technology infrastructure, application systems, operational support and balancing/reconcilement.

Wachovia has also focused on operational risks outside the merger context such as business continuity, reliance on vendors and privacy/information security. These risks are not unique to Wachovia and are inherent in the financial services industry.

The management of business continuity and availability risk includes consideration of the people, processes and technologies that support the day-to-day operations, as well as specific contingency plans for business disruptions such as natural disasters, terrorism or failure of systems. Wachovia manages this risk by developing business continuity plans and periodic testing and validation.

Vendor risks include the strategic, reputation, financial, compliance or transaction impact that might result from reliance on third-party vendors and alliance partners for delivery of services to our customers. Wachovia manages this risk by performing both initial and periodic assessments of each third-party relationship to ensure that the delivery of products and services to our customers is not negatively affected. Additionally, Wachovia requires that service providers implement appropriate measures to meet the objectives of our security guidelines. Wachovia continues to refine its governance structure, processes and training in order to manage this risk more effectively.

Privacy and information security risks include threats of improper access to data and threats to the integrity of data. Wachovia manages this risk by using a comprehensive information security program that includes administrative, technical and physical safeguards for customer records and information. This program requires periodic training of employees and the continual enhancement of security tools and processes. The security systems use the most current technologies such as firewalls, intrusion detection and encryption. These security systems are also subject to periodic internal and external testing.

     Liquidity Risk Management

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liability, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure we maintain the ability to fund operations cost-effectively and to meet current and future potential obligations. In managing liquidity, we take into account various legal limitations placed on us.

Our principal liquidity needs are to pay operating expenses and dividends, fund commitments under our loans, and acquire additional participation interests as the underlying loans mature or prepay. Operating expenses and dividends are expected to be funded through cash generated by operations, while funding commitments and the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. We do not have and do not anticipate having any material capital expenditures.

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate.

At December 31, 2002, our liabilities principally consist of cash collateral held on the receive-fixed interest rate swaps that we have invested in eurodollar deposit investments. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

     Financial Disclosure

As a subsidiary of Wachovia, we are included in Wachovia’s internal control procedures that include internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. The following is a discussion of Wachovia’s process of maintaining and evaluating internal controls over financial reporting. Wachovia’s general process of maintaining and evaluating internal controls over financial reporting also includes maintaining and evaluating internal controls over the financial reporting of Wachovia Funding. Wachovia is subject to the internal control reporting and attestation requirements of the Federal Deposit Insurance Corporation Improvement Act, and therefore, it is very familiar with the process of maintaining and evaluating its internal controls over financial reporting. In connection with the Sarbanes-Oxley Act of 2002, Wachovia’s management, including certain of its executive officers who are also executive officers of Wachovia Funding (see “Item 1. Business—Employees), focused its attention in 2002 on “disclosure controls and procedures,” which as defined by the SEC, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC are reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including Wachovia’s chief executive officer and chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, as appropriate, to allow timely decisions regarding required disclosure. In light of new regulatory requirements, Wachovia engaged in a process of reviewing its disclosure controls and procedures for itself and Wachovia Funding. As a result of that review, and although Wachovia believed that its and Wachovia Funding’s pre-existing disclosure controls and procedures were effective in enabling compliance with disclosure obligations, Wachovia implemented minor enhancements to its and Wachovia Funding’s disclosure controls and procedures. These enhancements, which included the establishment of a disclosure committee, generally formalized and documented the disclosure controls and procedures that Wachovia and Wachovia Funding already had in place. Although we do not have a separate disclosure committee, matters related to Wachovia Funding’s disclosure controls and procedures are dealt with by Wachovia’s disclosure committee since we are a subsidiary of Wachovia.

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, accounting and investor relations departments, as well as its four core business segments assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s disclosure committee and Wachovia’s internal auditors, and Wachovia’s external auditors, who are also our external auditors, and counsel, as appropriate. In addition, representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or adoption of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis. As required by applicable regulatory requirements, Wachovia’s chief executive officer and chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures. With the assistance of its disclosure committee, Wachovia will continue to asses and monitor the disclosure controls and procedures of Wachovia and Wachovia Funding and will make refinements as necessary.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below. Further information, including amounts involved, is presented in Note 6 of our consolidated financial statements.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgage loans. We are subject to Wachovia’s management fee policy and are allocated a fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2002 and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense.  We did not meet Wachovia’s criteria for being assessed a fee in 2001, and therefore no fee was charged. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2002 and 2001, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

The Bank acts as our collateral custodian in connection with collateral pledged to us related to our interest rate swaps. For this service, we pay the Bank a fee based on the value of the collateral. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee based on the value of the collateral involved for this right. The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position, for which we pay a monthly fee based on the absolute value of the net notional amount of the interest rate swaps.

Accounting and Regulatory Matters

The following information addresses new or proposed accounting pronouncements related to our industry as well as legislation that has had a significant impact on our industry.

Guarantees.  In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”). FIN 45 requires a company to record as a liability the fair value of certain guarantees initiated by the company. The offsetting entry is dependent on the nature of the guarantee with an asset generally being recorded, such as the consideration received for providing a letter of credit or prepaid rent for a residual value guarantee in an operating lease. The liability recorded will typically be reduced by a credit to the results of operations as the guarantee lapses, which generally will occur on a systematic basis over the term of the guarantee or at settlement of the guarantee.

The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. The adoption of these recognition provisions may result in recording liabilities associated with certain guarantees that we provide. The impact of the initial measurement and recognition provisions of FIN 45 is dependent on the number and size of applicable future guarantees that we provide; however, we do not anticipate that the impact will have a material effect on our consolidated financial statements.

In addition, FIN 45 requires disclosures beginning with the December 31, 2002, financial statements of these and other guarantees. We have provided the disclosures required by FIN 45 in Note 7 to Notes to Consolidated Financial Statements, for all applicable guarantees in effect at December 31, 2002.

Regulatory Matters.  On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. The intent of this law is to reform specific matters pertaining to public accounting oversight, auditor independence and corporate responsibility. Requirements in the act will affect certain of Wachovia’s corporate governance policies and certain of Wachovia’s business lines, such as securities analysis. We do not believe we will need to make material modifications to our corporate governance policies in response to the act or do we believe the act will negatively affect our financial condition or results of operations.

Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations, and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our financial condition or results of operations.

Table 1

Performance and Dividend Payout Ratios

	Years Ended December 31,

	2002	2001	2000

RATIOS
Return on assets	4.22%	(2.32)	4.41
Return on stockholders’ equity	4.90	(2.43)	4.39
Stockholders’ equity to assets	86.25	95.26	100.00
Dividend payout ratio	27.26%	—	0.03

Table 2

Loan Losses and Recoveries and Past Due Loans

	Years Ended December 31,

(In thousands)	2002	2001	2000

ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$37,158	3,833	1,285
Provision for loan losses	15,215	5,262	3,602
Allowance relating to loans sold	(2,005)	(515)	(673)
Allowance related to loans contributed and purchased from the Bank	63,895	33,681	—
Net charge-offs	(7,938)	(5,103)	(381)

Balance, end of period	$106,325	37,158	3,833

LOAN LOSSES
Commercial and commercial real estate loans	$1,124	—	—
Residential mortgages	—	—	36
Home equity	7,213	5,155	386

Total loan losses	8,337	5,155	422

LOAN RECOVERIES
Commercial and commercial real estate loans	—	—	—
Residential mortgages	—	—	39
Home equity	399	52	2

Total loan recoveries	399	52	41

Net charge-offs	$7,938	5,103	381

Total net charge-offs as% of average loans, net	0.20%	0.62	0.08

Accruing loans past due 90 days	$3,182	3,419	6,504

Allocation of the Allowance for Loan Losses

	December 31,

	2002		2001		2000

(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans

Commercial and commercial real estate loans	$70,910	90%	$22,651	91%	$—	—%
Residential mortgages	395	1	87	2	218	25
Home equity loans	1,969	9	2,068	7	2,708	75
Unallocated	33,051	—	12,352	—	907	—

Total	$106,325	100%	$37,158	100%	$3,833	100%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2002 are included in this report at the pages indicated:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

We currently have two executive officers. Our executive officers are also executive officers of Wachovia. We estimate that our executive officers devote less than 5% of their time to managing our business. The names of our executive officers, their ages, their positions with Wachovia, and their business experience during the past five years, are as follows:

G. Kennedy Thompson (51).    Chief Executive Officer of Wachovia, since April 2000, and President, since December 1999. Previously, Chairman of Wachovia, from March 2001 to September 2001; Vice Chairman, from October 1998 to December 1999; and Executive Vice President, from November 1996 to October 1998. Also, a director of Wachovia.

Robert P. Kelly (48).    Senior Executive Vice President and Chief Financial Officer of Wachovia since September 2001. Previously, Executive Vice President and Chief Financial Officer of Wachovia, from November 2000 to September 2001; and Vice Chairman-Group Office from February 2000 to July 2000, Vice Chairman-Retail Banking from 1997 to February 2000, and Vice Chairman from 1996 to 1997, all of Toronto Dominion Bank.

None of our executive officers owns any shares of our capital stock.

Directors

We currently have four directors. One of our directors, G. Kennedy Thompson, is also an executive officer and director of Wachovia. The names of our directors, their ages, their positions with Wachovia and/or their business experience during the past five years, are as follows:

James E. Alward (59). Retired since June 1998. Previously, Vice President of Taxes, CVS Corporation, a national retail drug store chain.

Joel J. Griffin (56). Chairman, The Griffin Company, Atlanta, Georgia, a real estate development, marketing, brokerage and construction services business.

Charles F. Jones (48). Chief Executive Officer, Exchange Chemical, Inc., Atlanta, Georgia, a chemical reseller and distributor.

G. Kennedy Thompson (51).    Chief Executive Officer of Wachovia, since April 2000, and President, since December 1999. Previously, Chairman of Wachovia, from March 2001 to September 2001; Vice Chairman, from October 1998 to December 1999; and Executive Vice President, from November 1996 to October 1998. Also, a director of Wachovia and Florida Rock Industries, Inc.

Prior to his retirement in February 2003, L. M. Baker, Jr. was a director of Wachovia Funding and a director of Wachovia.  Messrs. Alward, Griffin and Jones are our Independent Directors, as discussed below under “—Independent Directors”.  Each of our directors will serve until their successors are duly elected and qualified.

None of the members of our board of directors owns any shares of our capital stock.

Independent Directors

Our certificate of incorporation requires that, so long as any Series A preferred securities are outstanding, certain actions by us must be approved by a majority of our Independent Directors satisfying the definition of being “independent” as set forth in the corporate governance standards of the New York Stock Exchange. We currently have three Independent Directors.

Audit Committee

We have an audit committee consisting of our three Independent Directors.

The primary purpose of the audit committee is to assist our board of directors in its oversight of internal controls, the financial statements and the audit process. To that end, the audit committee shall:

•	retain and terminate our independent certified public accountants;
•	review reports prepared by management and the independent certified public accountants on systems of internal control and the audit and compliance process; and
•	review the financial statements, which are prepared by management and audited by the independent certified public accountants.

ITEM 11.	EXECUTIVE COMPENSATION.

Neither of our executive officers, G. Kennedy Thompson and Robert P. Kelly, receives any compensation from Wachovia Funding.  Messrs. Thompson and Kelly are also executive officers of Wachovia, which pays all of their compensation.  This item contains information about Messrs. Thompson and Kelly’s compensation for 2002 that was paid by Wachovia.

Executive Compensation

The following information relates to compensation paid or payable to Wachovia Funding’s current Chief Executive Officer and President, G. Kennedy Thompson, and our other executive officer, Robert P. Kelly, who were serving as such at December 31, 2002 (collectively, the “Named Officers”).

Summary Compensation Table

The following table sets forth for the Named Officers: (i) their name and principal position on December 31, 2002 (column (a)); (ii) years covered (column (b)); (iii) annual compensation (columns (c), (d) and (e)), including (A) base salary (column (c)), (B) bonus (column (d)), and (C) other annual compensation not properly categorized as salary or bonus (column (e)); (iv) long-term compensation (columns (f) and (g)), including (A) the dollar value of any award of restricted stock (calculated by multiplying the closing sale price of the common stock on the date of grant by the number of shares awarded) (column (f)), and (B) the sum of the number of stock options granted (column (g)); and (v) all other compensation for the covered year that we believe could not be properly reported in any other column of the table (column (h)).

Summary Compensation Table

			Annual Compensation			Long-Term Compensation Awards

Name and Position	Year		Salary ($) (1)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Restricted Stock Awards ($) (3)	Securities Underlying Options/SARs (#) (4)	All Other Compensation ($) (5)

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
G. Kennedy Thompson	2002		1,000,000	3,750,000	111,603	2,832,662	678,120	191,264
President and CEO	2001 2000		1,000,000 940,000	2,600,000 —	74,050 30,834	— 697,531	1,098,800 477,900	126,533 4,255,158

Robert P. Kelly	2002		500,000	1,175,000	51,208	708,175	169,530	33,220
Senior Executive Vice	2001 2000	(5)	437,500 57,955	875,000 —	141,611 —	— —	266,300 100,000	23,157 —
President and Chief Financial Officer

(1)

Amounts include dollars deferred by the Named Officers under Wachovia’s deferred compensation plans. At the election of the participants in such plans, account balances are paid in a lump sum or in ten annual installments upon termination of employment due to death, disability or retirement, except in the event of a “change in control” of Wachovia where the successor or acquiring corporation does not elect to continue such plans, in which case such balances are to be paid in a lump sum. A nonqualified retirement trust has been established to fund certain nonqualified benefit plans, including our deferred compensation plans. Prior to a “change in control” of Wachovia, benefits are paid from the trust only upon our direction. Upon the occurrence of a “change in control”, we are required to contribute an amount to the trust sufficient to pay the benefits required to be paid under such plans as of the date on which the “change in control” occurs.

(2)

Represents reimbursement for (i) payment of taxes, and (ii) personal benefits, if the personal benefits exceed the lesser of $50,000 or 10% of the total of the amounts in columns (c) and (d). Personal benefits for a Named Officer which exceeded 25% of the Named Officer’s total personal benefits in 2002 were as follows:

	Thompson	Kelly

Expense allowance	$66,000	$42,000
Amounts reimbursed for relocation	—	—
Amounts reimbursed for payment of taxes	7,883	—

(3)

The aggregate number of shares or units of restricted Wachovia common stock held as of December 31, 2002, and the value thereof as of such date, were as follows: Thompson: 96,064 shares ($3,500,572); and Kelly: 18,646 shares ($679,460).

Shares of restricted stock granted in 2002 vest on the sixth anniversary of the grant date. However, vesting will accelerate to the third anniversary of the grant date if certain earnings per share performance objectives for Wachovia are achieved. In the event of termination due to death, disability, retirement (as defined in the applicable stock plan), or a “change in control” of Wachovia, any remaining vesting restrictions will lapse. Dividends are paid on shares of restricted stock at the same time dividends on the other outstanding shares of common stock are paid.

(4)	Amounts shown for 2002 consist of the following:

	Thompson	Kelly

Savings plan matching contributions	$58,500	28,500
Value of life insurance premiums*	123,245	4,668
Value of disability insurance	1,136	—
Above market interest on deferred compensation	8,383	52

*	The value of life insurance premiums includes the value of premiums under split-dollar life insurance agreements. We may terminate certain of such agreements and receive our interest in the related life insurance policies under certain conditions, provided we may not terminate such agreements if certain of such conditions occur after a “change in control” of Wachovia.

(5)	Mr. Kelly was hired by Wachovia Corporation’s predecessor, First Union Corporation, as Executive Vice President and Chief Financial Officer in November 2000.

Option/SAR Grants Table

The following table sets forth with respect to grants of stock options of Wachovia common stock made during 2002 to each of the Named Officers: (i) the name of such officer (column (a)); (ii) the number of options granted (column (b)); (iii) the percent the grant represents of the total options granted to all employees during 2002 (column (c)); (iv) the per share exercise price of the options granted (column (d)); (v) the expiration date of the options (column (e)); and (vi) the Black-Scholes value of the options at grant date (column (f)).

Option/SAR Grants in 2002

Name	Number of Securities Underlying Options/SARs Granted(#)(1)	Individual Grants % of Total Options/SARs Granted to Employees in 2001	Exercise or Base Price ($/Sh)	Expiration Date	Black-Scholes Grant Date Value (2) ($)

(a)	(b)	(c)	(d)	(e)	(f)
Mr. Thompson	678,120	2.80%	$37.98	04/16/12	8,435,813
Mr. Kelly	169,530	0.70%	37.98	04/16/12	2,108,953

(1)

These options are nonqualified stock options. The options are exercisable over a three-year period in 33 1/3% annual increments, at an option exercise price equal to the market price of the common stock on the date of grant. These options were granted from Wachovia’s 1998 Stock Incentive Plan.

(2)

The values shown for the options referred to in footnote (1) reflect standard application of the Black-Scholes pricing model using (i) an expected volatility (29.00%), (ii) an option term of ten years, (iii) an interest rate that corresponds to the U.S. Treasury rate with a ten-year maturity (5.185%), and (iv) dividends at the annualized rate in place on the date of grant ($0.96).  The values do not take into account risk factors such as non-transferability and limits on exercisability.  The Black-Scholes options possibilities of future stock returns (dividends plus share price appreciation) resemble a normal “bell-shaped” curve. In assessing the values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, the ultimate value of the option is dependent on the market value of the common stock at a future date, which will depend to a large degree on the efforts of the Named Officers to bring future success to Wachovia for the benefit of all stockholders.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

The following table sets forth with respect to each exercise of Wachovia common stock options (or tandem stock appreciation rights (“SARs”)) and freestanding SARs during 2002 by each of the Named Officers and the year-end value of unexercised options and SARs on an aggregated basis: (i) the name of such officer (column (a)); (ii) the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options or SARs were exercised (column (b)); (iii) the aggregate dollar value realized upon exercise (column (c)); (iv) the total number of unexercised options and SARs held at December 31, 2002, separately identifying the exercisable and unexercisable options and SARs (column (d)); and (v) the aggregate dollar value of in-the-money, unexercised options and SARs held at December 31, 2002, separately identifying the exercisable and unexercisable options and SARs (column (e)).

Aggregated Option/SAR Exercises in 2002 and December 31, 2002 Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at 12/31/02 (#)(1)	Value of Unexercised In-the-Money Options/SARs at 12/31/02 ($)(2)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

(a)	(b)	(c)	(d)	(e)
Mr. Thompson	0	0	870,288/1,537,226	4,965,058/3,817,238
Mr. Kelly	0	0	116,667/419,163	856,336/1,057,940

(1)	Upon a “change in control” of Wachovia, all outstanding options will become exercisable.

(2)

Values represent the difference between the option exercise price and the market value of Wachovia common stock on December 31, 2002, rounded to the nearest dollar. Options which have an exercise price above the market value on that date have an attributed value of zero.

Pension Plan and Other Retirement Arrangements Table

The following table sets forth the estimated annual benefits payable upon retirement under Wachovia’s tax qualified pension plan in the specified compensation and years of service classifications indicated below.

Pension Plan Table Average annual

Compensation	Estimated annual pension plan retirement benefit, assuming a married participant, a straight life annuity and the years of service indicated (1)

	15 years	20 years	25 years	30 years	35 years

$200,000	$37,328	$49,771	$62,214	$74,657	$87,100
400,000	37,328	49,771	62,214	74,657	87,100
600,000	37,328	49,771	62,214	74,657	87,100
800,000	37,328	49,771	62,214	74,657	87,100
1,000,000	37,328	49,771	62,214	74,657	87,100
1,200,000	37,328	49,771	62,214	74,657	87,100

(1)

For the year ending December 31, 2002, the annual retirement benefit payable under our pension plan is limited by federal law to $160,000 and the maximum covered compensation is limited to $200,000. The benefit amounts listed above exclude any amount payable under Social Security.

The compensation covered by our pension plan includes basic compensation.  The portions of compensation that are considered covered compensation under our pension plan for the Named Officers are the salary amounts indicated in the Summary Compensation Table less deferred amounts.  As of January 1, 2003, the credited full years of service under our pension plan were as follows: Mr. Thompson: 27 years; and Mr. Kelly: 2 years.

Director Compensation

For services rendered as Wachovia Funding directors, our non-employee directors, Messrs. Alward, Griffin and Jones, are paid an annual cash retainer of $20,000.  Non-employee directors are also paid $1,000 per meeting attended, $500 per committee meeting attended and $250 per telephonic meeting.  In addition, directors are reimbursed for travel and lodging costs to attend meetings of directors.

Employment Contracts

Mr. Thompson.    In November 1999, Wachovia entered into an employment agreement with G. Kennedy Thompson, the current Chairman, Chief Executive Officer and President of Wachovia and Chief Executive Officer and President of Wachovia Funding. Mr. Thompson requested an amendment to that agreement in February 2002 resulting in the employment agreement having a three-year (five-year prior to the February 2002 amendment) employment period, which is consistent with other Wachovia executive officers. The employment agreement is automatically extended on an annual basis unless either party determines otherwise prior to the annual extension date. The agreement provides that if we terminate his employment for reasons other than “cause”, death, disability or retirement or he terminates his employment for “good reason”, then he will be entitled to (i) a pro rata annual bonus for the period prior to his termination date, based on the highest bonus paid to him during either the three-year period prior to his termination or the three-year period prior to the date of the agreement, (ii) an amount equal to three times (five times prior to the February 2002 amendment) his annual base salary and the highest bonus determined under (i) above, and (iii) medical and life insurance benefits for him and his family for three years (five years prior to the February 2002 amendment) after his termination date (or for life if the termination date occurs after a “change in control” of Wachovia). The agreement also provides for a gross-up payment equal to the amount of excise taxes (plus the applicable federal and state income, FICA and excise taxes due on such gross-up payment) payable by him if his employment is terminated in conjunction with a “change in control” of Wachovia and such taxes become payable as a result of payments to him under the agreement or otherwise, being deemed to be “excess parachute payments” for federal tax purposes.

Mr. Kelly.    Wachovia also entered into an employment agreement with Mr. Kelly that contains terms substantially similar to Wachovia’s employment agreement with Mr. Thompson.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

Wachovia Funding does not have a compensation committee.  None of the executive officers or employees of Wachovia Funding is compensated by Wachovia Funding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have 99,999,900 shares of common stock issued and outstanding. The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than five percent of the shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class

Wachovia Preferred Funding Holding Corp. 1620 East Roseville Parkway Roseville, California 95661	99,851,752	99.85%

In addition to the foregoing, Wachovia Preferred Holding owns:

•	12,000,000 (or 40%) of our outstanding Series A preferred securities;
•	40,000,000 (or 100%) of our outstanding Series B preferred securities;
•	4,233,754 (or 100%) of our outstanding Series C preferred securities; and
•	800 (or approximately 88%) of our outstanding Series D preferred securities.

None of our directors or executive officers owns any of our common stock. Each Series A, B, and C preferred security has 1/10th of a vote per share.  The Series D preferred securities are non-voting.  Certain of our executive officers each owns one of the Series D preferred securities.

We do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

One of our directors is also a director and executive officer of Wachovia.  Our executive officers are also executive officers of Wachovia.  In addition, some of our directors and executive officers are customers of Wachovia’s affiliated financial and lending institutions and have transactions with such affiliates in the ordinary course of business.  Transactions with directors and executive officers have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with third parties and do not involve more than the normal risk of collectibility or present other unfavorable features.  We may hold a participation interest in some of these loans.

The Bank administers our day-to-day activities under the terms of participation and servicing agreements between the Bank and us. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and contain fees equal to an annual service fee of 0.03% multiplied by the total committed amount of each loan with respect to the commercial and commercial real estate loans.  Additionally we are subject to Wachovia’s management fee policy and thus reimburse Wachovia on a monthly basis for general overhead expenses. We are dependent on the Bank and others for servicing the loans in our portfolio. All of our officers and certain directors are also either officers and/or directors of Wachovia or the Bank or their affiliates.

We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank. In addition, the Bank acts as our collateral custodian in connection with collateral pledged to us in relation to our interest rate swaps. For this service, we pay the Bank a fee based on the value of the collateral. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee based on the value of the collateral involved for this right. The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position, for which we pay a monthly fee based on the absolute value of the net notional amount of the interest rate swaps.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2001, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

Wachovia, the Bank and Wachovia Preferred Holding control a substantial majority of our outstanding voting shares.

ITEM 14.	CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, Wachovia Funding carried out an evaluation, under the supervision and with the participation of Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia Funding’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2002 are included in this report at the pages indicated:

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

During the quarter ended December 31, 2002, we did not file any Current Reports on Form 8-K with the SEC and we have not filed any Current Reports on Form 8-K with the SEC in the first quarter of 2003.

WACHOVIA PREFERRED FUNDING CORP.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Wachovia Preferred Funding Corp.

          We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Charlotte, North Carolina

March 14, 2003

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share data)	2002	2001

ASSETS
Cash and cash equivalents	$851,692	957,454
Loans, net of unearned income	10,947,583	4,378,961
Allowance for loan losses	(106,325)	(37,158)

Loans, net	10,841,258	4,341,803

Current income taxes receivable	81	—
Interest rate swaps	577,684	573,620
Accounts receivable - affiliates, net	158,579	—
Other assets	29,763	16,789

Total assets	$12,459,057	5,889,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	575,820	570,340
Current income taxes payable	—	20,784
Deferred income tax liabilities	67,015	124,112
Accounts payable - affiliates, net	—	9,359
Other liabilities	16,821	7,651

Total liabilities	659,656	732,246

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2002, none in 2001	300	—
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2002, none in 2001	400	—
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2002, none in 2001	43	—
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2002, none in 2001	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2002 and 2001	1,000	1,000
Paid-in capital	11,504,462	5,085,674
Retained earnings	293,196	70,746

Total stockholders’ equity	11,799,401	5,157,420

Total liabilities and stockholders’ equity	$12,459,057	5,889,666

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data and average shares)	2002	2001	2000

INTEREST INCOME	$208,122	68,179	57,257
INTEREST EXPENSE	10,546	857	—

Net interest income	197,576	67,322	57,257
Provision for loan losses	15,215	5,262	3,602

Net interest income after provision for loan losses	182,361	62,060	53,655

OTHER INCOME
Gain (loss) on interest rate swaps	76,120	(95,890)	—
Other income	10	—	395

Total other income	76,130	(95,890)	395

NONINTEREST EXPENSE
Loan servicing costs	1,275	602	1,383
Management fees	7,162	—	824
Other	1,432	1,792	—

Total noninterest expense	9,869	2,394	2,207

Income (loss) before income tax expense (benefit)	248,622	(36,224)	51,843
Income tax expense (benefit)	(57,178)	(12,679)	19,409

Net income (loss)	305,800	(23,545)	32,434
Dividends on preferred stock	18,350	—	—

Net income (loss) available to common stockholders	$287,450	(23,545)	32,434

PER COMMON SHARE DATA
Basic earnings (loss)	$2.87	(1.07)	2.19
Diluted earnings (loss)	$2.87	(1.07)	2.19
AVERAGE SHARES
Basic	99,999,900	21,925,904	14,814,800
Diluted	99,999,900	21,925,904	14,814,800

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total

Balance, December 31, 1999	$—	148	652,069	61,880	714,097
Net income	—	—	—	32,434	32,434
Cash dividends paid	—	—	—	(11)	(11)

Balance, December 31, 2000	—	148	652,069	94,303	746,520
Net loss	—	—	—	(23,545)	(23,545)
Issuance of common stock in exchange for loans and interest rate swaps, net of deferred income tax liability of $177,029	—	852	4,433,605	—	4,434,457
Cash dividends paid	—	—	—	(12)	(12)

Balance, December 31, 2001	—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	305,800	305,800
Issuance of series A, B and C preferred securities in exchange for loans	743	—	6,417,988	—	6,418,731
Issuance of series D preferred securities	—	—	800	—	800
Cash dividends
Series A preferred securities at $0.18 per share	—	—	—	(5,438)	(5,438)
Series B preferred securities at $0.08 per share	—	—	—	(3,254)	(3,254)
Series C preferred securities at $2.27 per share	—	—	—	(9,626)	(9,626)
Series D preferred securities at $34.94 per share	—	—	—	(32)	(32)
Common stock at $0.65 per share	—	—	—	(65,000)	(65,000)

Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$305,800	(23,545)	32,434
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Provision for loan losses	15,215	5,262	3,602
Current income taxes, net	(20,865)	20,791	(7)
Deferred income tax benefits	(57,097)	(51,721)	(799)
Interest rate swaps	(4,064)	99,349	—
Other assets	(12,974)	(9,335)	(1,724)
Accounts receivable/payable - affiliates and other liabilities, net	(158,768)	16,727	283

Net cash provided by operating activities	67,247	57,528	33,789

INVESTING ACTIVITIES
(Increase) decrease in loans, net	(95,939)	146,375	(46,952)

Net cash provided (used) by investing activities	(95,939)	146,375	(46,952)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Issuance of Series D preferred securities	800	—	—
Collateral held on interest rate swaps	5,480	570,340	—
Cash dividends paid	(83,350)	(12)	(11)

Net cash provided (used) by financing activities	(77,070)	570,328	(11)

Increase (decrease) in cash and cash equivalents	(105,762)	774,231	(13,174)
Cash and cash equivalents, beginning of year	957,454	183,223	196,397

Cash and cash equivalents, end of year	$851,692	957,454	183,223

CASH PAID FOR
Interest	$10,546	857	—
Taxes	20,784	18,250	17,733
NONCASH ITEMS
Commercial loans, net, contributed in exchange for common stock, net of deferred income tax asset of $14,573	—	3,953,090	—
Receive-fixed interest rate swaps contributed in exchange for common stock, net of deferred income tax liability of $191,602	—	481,367	—
Commercial loans, net, contributed in exchange for series A, B and C preferred securities	6,404,306	—	—
Accrued interest receivable included in other assets, contributed in exchange for series A, B and C preferred securities	$14,426	—	—

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001 and 2000

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

GENERAL

          Wachovia Preferred Funding Corp. (known prior to July 2002 as First Union Real Estate Asset Company of Connecticut) and its subsidiaries (the Company) is a subsidiary of Wachovia Preferred Funding Holding Corp. (the Parent Company), which owns 99.85 percent or 99,851,752 shares of the common stock. Wachovia Corporation (Wachovia) owns the remaining 148,148 shares or 0.15 percent of the Company. The Parent Company is a subsidiary of Wachovia Bank, National Association (the Bank) which owns 99.95 percent or 4,368 shares of the Parent Company’s common stock. Wachovia owns the remaining 0.05 percent or 2 shares of the Parent Company’s common stock. The Bank is a wholly-owned subsidiary of Wachovia.

          One of the Company’s subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (REIT) since its formation. Of the 645 shares of WREIC common shares outstanding, the Company owns 644 shares or 99.84 percent and the remaining 1 share is owned by Wachovia. Of the 667 shares of preferred stock outstanding, the Company owns 529.3 shares, 131 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

          The Company’s other subsidiary, Wachovia Preferred Realty, LLC (WPR), was formed as a Delaware limited liability company in October 2002. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. Following formation of WPR, the Company transferred its interest-rate swaps and related cash collateral, including those described below, to WPR. The Company owns 98.2% of the outstanding member interests in WPR.

          The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. The more significant of these policies used in preparing the consolidated financial statements are described in this summary. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities used to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash and due from banks and interest-bearing bank balances. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

LOANS

          Loans are recorded at the principal balance outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees and direct costs as well as unearned premiums and discounts are amortized as an adjustment to the yield over the term of the loan.

          A loan is considered to be impaired when based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of a loan agreement. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring.

          When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off.

          The accrual of interest is generally discontinued on loans, except consumer loans, that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Generally, loans past due 180 days or more are placed on nonaccrual status regardless of security. Consumer loans that become 120 days past due are generally charged to the allowance for loan losses. When borrowers demonstrate over an extended period the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan is returned to accrual status.

ALLOWANCE FOR LOAN LOSSES

          The Company believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflects the evaluation of credit risk after careful consideration of all available information. In developing this assessment, the Company must necessarily rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The allowance for loan losses is maintained at a level the Company believes is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. The Company employs a variety of statistical modeling and estimation tools in assessing the adequacy of the allowance for loan losses. The allowance for loan losses consists of specific reserves for impaired commercial loans and formula-based components for both commercial and consumer loans, and for additional factors that are indicative of loss.

          The Company continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance for loan losses between the various components does not diminish the fact that the entire allowance for loan losses is available to absorb credit losses in the loan portfolio. The principal focus is, therefore, on the adequacy of the total allowance for loan losses.

COMPREHENSIVE INCOME

          The Company has no comprehensive income other than net income.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheet. Realized and unrealized gains and losses are included as a gain (loss) on interest rate swaps.

          On December 4, 2001, and December 6, 2001, the Parent Company contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673 million to the Company in exchange for common stock. After the contribution, the Company entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with an unaffiliated counterparty.

          At December 31, 2002, receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.24 years, weighted average receive rate of 7.41 percent and weighted average pay rate of 1.42 percent. Pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.24 years, weighted average receive rate of 1.42 percent and weighted average pay rate of 5.69 percent at December 31, 2002. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2002.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLLATERAL

          Amounts recorded as collateral held on interest rate swaps represent cash pledged to the Company by an unaffiliated counterparty to the interest rate swaps. Interest is paid at a market rate and is accounted for on an accrual basis.

INCOME TAXES

          For the tax year ended December 31, 2002, the Company has elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code (IRC). WREIC has been taxed as a REIT since its inception in 1996. A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the IRC, including distributing the majority of its taxable earnings to stockholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2002, the Company and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. The Company and WREIC will file their own separate federal income tax returns for the tax year ended December 31, 2002, and the Company is no longer included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of income tax liability (benefit) to its subsidiaries. WREIC has never been included in Wachovia’s consolidated federal income tax return and has never been subject to any related allocations. As a result of the Company’s change in tax status from a taxable corporation to a REIT for the tax year ended December 31, 2002, the Company’s net deferred income tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

          WPR was formed in October 2002 and has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR files as part of a unitary state income tax return along with other subsidiaries of Wachovia. Upon the establishment of WPR in October 2002, a deferred tax expense was recorded to establish the initial deferred tax liability related to financial statement carrying amount versus tax basis differences of the assets contributed to WPR.

          Deferred income tax assets and liabilities are established for WPR to recognize the expected future tax consequences attributable to temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income during the period that includes the enactment date.

EARNINGS PER SHARE

          Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing income available to common

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares.

NEW ACCOUNTING INTERPRETATION

          The FASB recently issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, which requires additional disclosure in 2002 financial statements. The required disclosures are included in Note 7. This interpretation also requires new accounting treatment for certain transactions beginning in 2003. The accounting impact of this new interpretation is discussed in the Accounting and Regulatory Matters section of Management’s Discussion and Analysis.

NOTE 2:	LOANS

(In thousands)	2002	2001

COMMERCIAL
Commercial and commercial real estate	$9,914,150	3,990,356
CONSUMER
Residential mortgages	93,897	110,258
Home equity loans	945,598	286,385

Total loans	10,953,645	4,386,999
Unearned income	6,062	8,038

Total loans, net of unearned income	$10,947,583	4,378,961

          At December 31, 2002 and 2001, nonaccrual loans amounted to $16.3 million and $5.0 million, respectively. In 2002, 2001 and 2000, $2.1 million, $141,000 and $285,000, respectively, in gross interest income would have been recorded if all nonaccrual and restructured loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2002, 2001 and 2000 amounted to $66,000, $70,000 and $68,000, respectively. Nonaccrual loans greater than $1 million are reviewed for impairment. At December 31, 2002, impaired loans were $7.9 million. There was no specific reserve related to impaired loans as of December 31, 2002. At December 31, 2001, all nonaccrual loans were each less than $1 million, and therefore, were not reviewed for impairment

NOTE 3:	ALLOWANCE FOR LOAN LOSSES

(In thousands)	2002	2001	2000

Balance, beginning of year	$37,158	3,833	1,285
Provision for loan losses	15,215	5,262	3,602
Allowance related to loans sold	(2,005)	(515)	(673)
Allowance related to loans contributed and purchased from the Bank	63,895	33,681	—

Subtotal	114,263	42,261	4,214

Loan losses	(8,337)	(5,155)	(422)
Loan recoveries	399	52	41

Loan losses, net	(7,938)	(5,103)	(381)

Balance, end of year	$106,325	37,158	3,833

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	STOCKHOLDERS’ EQUITY

          In July 2002, the par value of the Company’s common stock was changed from $1.00 to $0.01 per share. Each shareholder received 148,148 shares for each share held prior to the recapitalization. As a result of this recapitalization, share and per share information for each period presented has been restated to reflect this change.

          The Company has authorized common and preferred stock. The preferred securities consist of Series A, B, C and D. Series A, B and D securities are non-cumulative and only receive dividends when declared by the board of directors. If declared, Series A, B and D holders will receive 7.25 percent, three-month LIBOR plus 1.83 percent, and 8.5 percent per security, respectively. Series C securities have cumulative dividend rights in which holders are entitled to dividends at the rate equal to three-month LIBOR plus 0.85 percent per annum per security for the first seven years after issuance after which the dividend will increase to three-month LIBOR plus 2.25 percent per annum per security. In order to remain qualified as a REIT, the Company must distribute annually at least 90 percent of taxable earnings.

          In the event that the Company is liquidated or dissolved, the holders of the preferred shares will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders or general unsecured creditors. The liquidation preference is $25.00 for Series A and B and $1,000 for Series C and D securities. With respect to the payment of dividends and liquidation preference, the Series A securities rank on parity with Series B and D preferred securities and senior to the common stock and Series C preferred securities. In the unlikely event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and B shares are convertible into certain preferred stock of Wachovia.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	INCOME TAX EXPENSE (BENEFIT)

          The provision for income taxes for each of the years in the three-year period ended December 31, 2002, is presented below.

(In thousands)	2002	2001	2000

CURRENT INCOME TAX EXPENSE (BENEFIT)
Federal	$44	39,042	19,889
State	(125)	—	319

Total current income tax expense (benefit)	(81)	39,042	20,208

DEFERRED INCOME TAX BENEFIT
Federal	(58,169)	(51,721)	(799)
State	1,072	—	—

Total deferred income tax benefit	(57,097)	(51,721)	(799)

Total income tax expense (benefit)	$(57,178)	(12,679)	19,409

          The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2002, is presented below.

	2002		2001		2000

(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income

Income (loss) before income tax expense (benefit)	$248,622		$(36,224)		$51,843

Tax at federal income tax rate	$87,018	35.0%	$(12,678)	35.0%	$18,145	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to federal taxation	(83,674)	(33.7)	—	—	—	—
State income taxes, net	616	0.3	—	—	207	0.4
Deferred income tax benefit from the Company’s change in tax status to a REIT	(124,112)	(49.9)	—	—	—	—
Deferred income tax expense from book over tax basis difference on assets contributed to the Company’s taxable REIT subsidiary	62,974	25.3	—	—	—	—
Other	—	—	(1)	—	1,057	2.0

Total	$(57,178)	(23.0)%	$(12,679)	35.0%	$19,409	37.4%

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In 2002, the income before income tax expense of $249 million includes $239 million of REIT income not subject to taxation. The remainder of $9.6 million is the income before income tax expense of WPR.

          The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities for each of the years in the three-year period ended December 31, 2002, are presented below.

(In thousands)	2002	2001	2000

DEFERRED INCOME TAX ASSETS
Allowance for loan losses	$—	13,005	1,342
Deferred loan fees	—	2,785	—
Loans	—	1,991	—
Net operating loss carryforwards	8,727	—	—

Total deferred income tax assets	8,727	17,781	1,342

DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	75,742	141,799	—
Other	—	94	146

Total deferred income tax liabilities	75,742	141,893	146

Net deferred income tax assets (liabilities)	$(67,015)	(124,112)	1,196

          A portion of the 2002 change in the Company’s net deferred income tax liability relates to a deferred income tax benefit of $124 million recorded in January 2002 as a result of the Company’s change in tax status to a REIT and the related write-off of its net deferred tax liability. Additionally, a portion of the current year change in the Company’s net deferred income tax liability relates to a deferred income tax expense of $63 million recorded in October 2002 as a result of the formation of WPR. The deferred income tax expense relates to the establishment of the initial deferred income tax liability related to tax basis differences of the assets contributed to WPR. A portion of the change in the net deferred income tax liability for the year ended December 31, 2001, relates to book and tax basis differences on assets contributed to the Company by the Bank in 2001. The net increase in the deferred income tax liability as a result of these asset contributions in 2001 is $177 million and has been recorded in the consolidated statements of changes in stockholders’ equity as a component of paid-in capital.

          The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods and the utilization of tax planning strategies. The Company has determined that it is more likely than not that the deferred tax asset can be supported by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred tax assets resulting from the scheduling of temporary differences.

          At December 31, 2002, WPR had federal net operating loss carryforwards of $24.9 million which expire in the year 2022, if not offset against future taxable income.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Internal Revenue Service (the IRS) is currently examining Wachovia’s (formerly named First Union Corporation) federal income tax returns for the years 1997 through 1999. Although the amount of any ultimate liability with respect to such examinations cannot be determined, in the opinion of management, any such liability will not have a material impact on the Company’s financial position or results of operations.

NOTE 6:	TRANSACTIONS WITH AFFILIATED PARTIES

          The Company, as a subsidiary, is subject to certain income and expense allocations from affiliated parties for various services received. In addition, the Company enters into transactions with affiliated parties in the normal course of business. The principal items related to transactions with affiliated parties included in the accompanying consolidated balance sheets and consolidated statements of operations are described below. Due to the nature of common ownership of the Company and the affiliated parties by Wachovia, the following transactions could differ from those conducted with unaffiliated parties.

          Loan servicing costs paid to affiliates were $947,000 in 2002, $383,000 in 2001 and $1.2 million in 2000. The Company is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of the Company by Wachovia. Affiliates with greater than $10 million in assets and $2 million in estimated annualized expenses are assessed a management fee; if an affiliate does not meet both of these criteria, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10 percent markup. The Company believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $7.2 million in 2002 and $824,000 in 2000. The Company did not meet the criteria for being assessed a management fee in 2001, and therefore no fee was charged.

          At December 31, 2001, the Company had a $570 million interest-bearing cash deposit with the Bank related to cash collateral from the interest rate swaps discussed below. The related interest receivable in other assets at December 31, 2001, was $857,000. In 2002, the Company discontinued using the interest-bearing cash deposit with the Bank and at December 31, 2002, there was no longer an interest-bearing cash deposit or related interest receivable. Income earned on the interest-bearing cash deposit for 2002, 2001 and 2000 was $3.5 million, $4.1 million and $2.9 million, respectively.

          At December 31, 2002 and 2001, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $852 million and $387 million, respectively, and the related interest receivable was $26,000 and $11,000, respectively. At December 31, 2002, eurodollar deposit investments included $576 million related to cash collateral from the interest rate swaps discussed below. Interest income earned on eurodollar deposit investments included in interest income was $14.1 million in 2002, $6.8 million in 2001 and $14.1 million in 2000.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 2002, the Company had accounts receivable due from affiliates of $161 million and accounts payable due to affiliates of $2 million. At December 31, 2001, the Company had accounts payable due to affiliates of $9.4 million.

          As part of its investment activities, the Company obtains loans and/or 100 percent interests in loan participations (which are both reflected as loans in the accompanying financial statements). As of December 31, 2002 and 2001, substantially all of our loans are in the form of loan participation interests. Although the Company may purchase loans from third parties, it has historically purchased from the Bank loan participation interests in loans originated by the Bank.

          In December 2001, the Bank contributed commercial loans with a carrying value of $4.0 billion and a fair market value of $3.7 billion to the Company in exchange for the issuance of common stock with a fair value of $3.7 billion and a related increase in paid-in capital of $300 million. Since the Company and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying value of $4.0 billion. The excess of the carrying value of the loans over the fair market value of the loans was recorded as an increase in paid-in capital. In October 2002, the Company paid the Bank $896 million in cash for home equity loans. In November 2002, the Bank contributed commercial loans with a carrying value of $6.4 billion and a fair market value of $6.0 billion to the Parent Company. The Parent Company then contributed this portfolio to the Company in exchange for the issuance of Series A, B and C preferred securities with a fair value of $6.0 billion and a related increase in paid-in capital of $400 million. Since the Company, the Parent Company and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying value of $6.4 billion. The excess of book value of the loans over the fair market value of the loans was recorded as an increase in paid-in capital. In December 2002, the Company paid the Bank $230 million in cash for commercial loans.

          The Company has a swap servicing and fee agreement with the Bank dated December 4, 2001, whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to the Company’s interest rate swaps. In consideration of these services, the Company pays the Bank 0.015 percent multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11,000 in 2002 and less than $1,000 in 2001, and were included in loan servicing costs.

          The Bank acts as collateral custodian for the Company in connection with collateral pledged to the Company related to the interest rate swaps. For this service, the Company pays the Bank a fee equal to the sum of 0.05 percent multiplied by the fair market value of noncash collateral and 0.05 percent multiplied by the amount of cash collateral. Amounts paid under this agreement were $297,000 in 2002 and $21,000 in 2001. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for the Company. The Bank pays the Company a fee equal to the sum of 0.05 percent multiplied by the fair market value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows the Company to repledge the collateral free of any right of redemption or other right of

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the counterparty in such collateral without any obligation on the Company’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, the Company had invested $576 million of cash collateral in eurodollar deposit investments with the Bank at December 31, 2002, and in an interest-bearing cash deposit of $570 million at December 31, 2001. Amounts received under this agreement were $10.4 million in 2002 and $857,000 in 2001, and were included in interest income on eurodollar deposit investments noted above.

          The Bank also provides a guaranty of the Company’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, the Company pays the Bank a monthly fee in arrears equal to 0.03 percent multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2002. In 2001, $975,000 was paid and was included in other noninterest expense.

          The Company has a line of credit with the Bank. Under the terms of that facility, the Company can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average Federal funds rate. As of December 31, 2002, the Company has not borrowed under this facility.

NOTE 7:	COMMITMENTS, GUARANTEES, AND OTHER MATTERS

          The Company’s commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements.

          Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk, and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk for the Company.

          The estimated fair value of commitments to extend credit at December 31, 2002, was $1.6 million. The contract or notional amount of commitments to extend credit at December 31, 2002, was $1.5 billion. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

          As part of the loan participation agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. The Company has not been required to make payments under the indemnification clauses in 2002, 2001 or 2000. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, the Company is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2002, related to these indemnifications.

The Company and its subsidiaries are not the subject of any litigation. Neither the Company and its subsidiaries nor the Bank are currently involved in nor, to the Company’s knowledge, currently threatened with any material litigation with respect to the assets included in the Company’s portfolio, other than routine litigation arising in the ordinary course of business.

NOTE 8:	CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

          Information about the fair value of on-balance sheet financial instruments at December 31, 2002 and 2001, is presented below.

	2002		2001

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

FINANCIAL ASSETS
Cash and cash equivalents	$851,692	851,692	957,454	957,454
Loans, net of unearned income and allowance for loan losses	10,841,258	10,306,764	4,341,803	4,037,965
Interest rate swaps	577,684	577,684	573,620	573,620
Accounts receivable - affiliates, net	158,579	158,579	—	—
Other assets	$29,763	29,763	16,789	16,789

FINANCIAL LIABILITIES
Collateral held on interest rate swaps	575,820	575,820	570,340	570,340
Accounts payable - affiliates, net and other liabilities	$16,821	16,821	17,010	17,010

          The fair market values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. For 2002, the fair market values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 2.52 percent to 40.55 percent (with the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

overall weighted average discount rate equal to 7.86 percent at December 31, 2002), and 3.60 percent to 7.65 percent at December 31, 2001. Estimated fair values for the consumer portfolio were based on quoted market prices and discounted cash flows based on weighted average discount rates ranging from 2.96 percent to 26.90 percent and 5.39 percent to 10.40 percent, at December 31, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

Date: March 31, 2003

	By:	/s/ DAVID M. JULIAN

David M. Julian Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON*	President, Chief Executive Officer and Director

G. Kennedy Thompson

ROBERT P. KELLY*	Senior Executive Vice President and Chief Financial Officer

Robert P. Kelly

DAVID M. JULIAN*	Senior Vice President and Corporate Controller (Principal Accounting Officer)

David M. Julian

JAMES E. ALWARD*	Director

James E. Alward

JOEL J. GRIFFIN*	Director

Joel J. Griffin

CHARLES F. JONES*	Director

Charles F. Jones

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/s/ ROSS E. JEFFRIES., JR.

Ross E. Jeffries, Jr.

Date: March 31, 2003

WACHOVIA PREFERRED FUNDING CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, G. Kennedy Thompson, certify that:

1. I have reviewed this annual report on Form 10-K of Wachovia Preferred Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ G. KENNEDY THOMPSON

G. Kennedy Thompson Chief Executive Officer

CERTIFICATION

I, Robert P. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of Wachovia Preferred Funding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ROBERT P. KELLY

Robert P. Kelly Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(b)	Form of Certificates of Designations for Series A, B, C And D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(a)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(b)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(c)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(d)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)	List of Subsidiaries.	Filed herewith.

EXHIBIT NO.	DESCRIPTION	LOCATION

(24)	Power of Attorney.	Filed herewith.

(99)(a)	Certification pursuant to 18 U.S.C. Section 1350.	Filed herewith.

(99)(b)	Certification pursuant to 18 U.S.C. Section 1350.	Filed herewith.

(99)(c)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.	Filed herewith.