Form 10-Q
period 2003-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2003-05-15
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 1-31557

Wachovia Preferred Funding Corp.

(Exact name of registrant as specified in its charter)

Delaware	56-1986430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 East Roseville Parkway

Roseville, California 95661

(Address of principal executive offices)

(Zip Code)

(877) 867-7378

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2003, there were 99,999,900 shares of the registrant’s common stock outstanding.

Forward Looking Statements

Wachovia Preferred Funding Corp. (“Wachovia Funding”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia Funding’s filings with the Securities and Exchange Commission (including its Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia Funding communications, which are made in good faith by Wachovia Funding pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2003 and December 31, 2002

(In thousands, except share data)	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$551,963	851,692
Loans, net of unearned income	11,584,736	10,947,583
Allowance for loan losses	(107,180)	(106,325)

Loans, net	11,477,556	10,841,258

Interest rate swaps	583,272	577,684
Accounts receivable—affiliates, net	—	158,579
Other assets	29,813	29,763

Total assets	$12,642,604	12,458,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	580,000	575,820
Deferred income tax liabilities	69,265	66,934
Accounts payable—affiliates, net	171,901	—
Other liabilities	16,816	16,821

Total liabilities	837,982	659,575

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2003 and 2002	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2003 and 2002	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2003 and 2002	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2003 and 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2003 and 2002	1,000	1,000
Paid-in capital	11,504,462	11,504,462
Retained earnings	298,417	293,196

Total stockholders’ equity	11,804,622	11,799,401

Total liabilities and stockholders’ equity	$12,642,604	12,458,976

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2003 and 2002

(In thousands, except per share data and average shares)	2003	2002
INTEREST INCOME	$98,253	42,643
INTEREST EXPENSE	1,801	2,504

Net interest income	96,452	40,139
Provision for loan losses	2,530	46

Net interest income after provision for loan losses	93,922	40,093

OTHER INCOME
Gain (loss) on interest rate swaps	6,540	(99)
Other income	7	52

Total other income	6,547	(47)

NONINTEREST EXPENSE
Loan servicing costs	1,722	352
Management fees	618	518
Other	355	333

Total noninterest expense	2,695	1,203

Income before income tax expense (benefit)	97,774	38,843
Income tax expense (benefit)	2,331	(124,112)

Net income	95,443	162,955
Dividends on preferred stock	45,222	—

Net income available to common stockholders	$50,221	162,955

PER COMMON SHARE DATA
Basic earnings	$0.50	1.63
Diluted earnings	$0.50	1.63
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2003 and 2002

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2001	$—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	162,955	162,955
Cash dividends paid on common stock	—	—	—	(2)	(2)

Balance, March 31, 2002	$—	1,000	5,085,674	233,699	5,320,373

Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	95,443	95,443
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.20 per share	—	—	—	(8,025)	(8,025)
Series C preferred securities at $5.57 per share	—	—	—	(23,603)	(23,603)
Common stock at $0.45 per share	—	—	—	(45,000)	(45,000)

Balance, March 31, 2003	$743	1,000	11,504,462	298,417	11,804,622

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2003 and 2002

(In thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$95,443	162,955
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	2,530	46
Current income taxes, net	—	(20,784)
Deferred income tax benefits	2,331	(124,112)
Interest rate swaps	(5,588)	157
Other assets and other liabilities, net	(55)	1,152

Net cash provided by operating activities	94,661	19,414

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(638,828)	(10,293)
Accounts receivable/payable—affiliates, net	330,480	127,595

Net cash provided (used) by investing activities	(308,348)	117,302

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	4,180	3,260
Cash dividends paid	(90,222)	(2)

Net cash provided (used) by financing activities	(86,042)	3,258

Increase (decrease) in cash and cash equivalents	(299,729)	139,974
Cash and cash equivalents, beginning of period	851,692	957,454

Cash and cash equivalents, end of period	$551,963	1,097,428

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003 and 2002, and December 31, 2002

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. (known prior to July 2002 as First Union Real Estate Asset Company of Connecticut) and its subsidiaries are subsidiaries of Wachovia Bank, National Association, formerly named First Union National Bank and its subsidiaries, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements of Wachovia Preferred Funding Corp. include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements for the periods indicated in accordance with accounting principles generally accepted in the United States of America.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2002 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2003, we will be taxed as a REIT, and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to Federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. As a result of our change in tax status from a taxable corporation to a REIT, due to our January 2002 election to be taxed as a REIT, our net deferred tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of evaluation. For more information on our critical accounting policies, please refer to our 2002 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 in “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2003 and March 31, 2002.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. Our remaining assets were acquired directly from the Bank. The Bank either originated the mortgage assets or acquired them as part of the acquisition of other financial institutions.

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

In November 2002, the Bank contributed commercial loans with a carrying value of $6.4 billion and a fair market value of $6.0 billion to Wachovia Preferred Holding. Wachovia Preferred Holding then contributed this portfolio to Wachovia Funding in exchange for the issuance of Series A, B and C preferred securities with a fair value of $6.0 billion and a related increase to paid-in capital of $400 million. Since Wachovia Funding, Wachovia Preferred Holding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying value of $6.4 billion. The excess of the book value of the loans over the fair market value of the loans was recorded as an increase in paid-in capital.

In December 2002 and February 2003, Wachovia Funding paid the Bank $230 million and $484 million, respectively, in cash for commercial loans, which reflected a fair value purchase price.

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

2003 to 2002 Three Month Comparison

Interest Income.    Interest income increased $55.6 million from the first quarter of 2002, or 130%, to $98.3 million in the first quarter of 2003. Interest on all commercial loans increased to $80.8 million in the first quarter of 2003 from $30.7 million in the first quarter of 2002 representing three months of interest in 2003 on commercial loans contributed in November 2002 in addition to interest on loans purchased in 2002 and 2003. Interest on residential loans increased $5.7 million, or 67%, to $14.2 million in the first quarter of 2003 from $8.5 million in the first quarter of 2002 as a result of home equity loans purchased in 2002. Interest income on cash invested in overnight eurodollar deposit investments decreased $191,000, or 5%, in the first quarter of 2003 to $3.3 million.

The average balances, interest income and rates related to interest-earning assets for the two quarters ended March 31, 2003 and 2002, are presented below.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate
Loan participations
Commercial loans	$3,312,761	27,228	3.33%	$2,965,866	21,139	2.89%
Commercial real estate loans	6,697,148	53,567	3.24	1,084,480	9,535	3.57
Home equity loans	684,414	12,948	7.67	272,361	6,632	9.88

Total loan participations	10,694,323	93,743	3.56	4,322,707	37,306	3.50

Residential mortgages	95,604	1,208	5.05	109,198	1,844	6.75
Interest-bearing deposits in banks and other earning assets	1,059,428	3,302	1.26	875,203	3,493	1.62

Total interest-earning assets	$11,849,355	98,253	3.36%	$5,307,108	42,643	3.26%

Interest Expense.    Interest expense decreased to $1.8 million in the first quarter of 2003 from $2.5 million in the first quarter of 2002 due to the decline in short term market rates paid on the collateral held on the interest rate swaps.

Provision for Loan Losses.    The provision for loan losses increased to $2.5 million in the first quarter of 2003 from $46,000 in the first quarter of 2002, as a result of average loans increasing $6.4 billion in the first quarter of 2003 versus the same period in 2002.

Gain on Interest Rate Swaps.    The gain on interest rate swaps was $6.5 million in the first quarter of 2003 compared with a loss of $99,000 in the first quarter of 2002. The gain is the result of changes in the interest rate environment that increased the fair value of our net investment in the interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $1.4 million to $1.7 million in the first quarter of 2003 from $352,000 in the first quarter of 2002 due to higher average loans from the loan contributions and purchases in 2002 and 2003. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees. Management fees were $618,000 in the first quarter of 2003 compared with $518,000 in the first quarter of 2002. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10 million in assets and over $2 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense increased $22,000, or 7%, to $355,000 in the first quarter of 2003. This increase was due largely to franchise fees and other miscellaneous expenses.

Income Tax (Expense) Benefit.    Income tax expense was $2.3 million in the first quarter of 2003, based on the net income of our taxable REIT subsidiary WPR. An income tax benefit of $124 million in the first quarter of 2002 reflected the write off of our net deferred tax liability as of December 2001, resulting from the change in tax status from a taxable corporation to a REIT.

Balance Sheet Analysis

March 31, 2003 to December 31, 2002

At March 31, 2003, total assets were $12.6 billion compared with $12.5 billion at December 31, 2002. As of March 31, 2003, $10.7 billion, or 85% of our assets, consisted of a 100% participation interest in commercial loans, and $797 million, or 6% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans increased $636 million to $11.5 billion at March 31, 2003, compared to December 31, 2002, primarily due to an increase in commercial loans as a result of loan advances or purchases in 2003. See Table 2 in “— Accounting and Regulatory Matters” for additional information.

Allowance for Loan Losses.    The allowance for loan losses increased $855,000 from December 31, 2002, to $107 million at March 31, 2003, primarily as a result of new loans being purchased by the REIT in February 2003. See Table 3 in “— Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.    Interest rate swaps increased to $583 million at March 31, 2003, from $578 million at December 31, 2002, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable-Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $172 million at March 31, 2003, compared with a net accounts receivable position of $159 million at December 31, 2002, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Other Assets.    Other assets increased $50,000 to $29.8 million at March 31, 2003.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps increased to $580 million at March 31, 2003, from $576 million at December 31, 2002, reflecting additional cash received to collateralize the increased fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2003 and December 31, 2002, commitments to extend credit were $1.6 billion and $1.5 billion, respectively.

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

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2002 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. If there is a further decline in market interest rates, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At March 31, 2003, approximately 11% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds interest-rate-sensitive assets.

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

As of March 31, 2003, $10.3 billion, or 82% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of March 31, 2003, our liabilities were $838 million, or 7% of our assets, while stockholders’ equity was $11.8 billion, or 93% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of the $1.3 billion of fixed rate loans and loan participations and the fair value of the $10.3 billion of variable rate loans and loan participations was approximately $10.9 billion at March 31, 2003.

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all of our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of operations.

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

At March 31, 2003, our position in interest rate swaps was an asset of $1.2 billion and a liability of $590 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	6.10	7.45	—	7.41
Weighted average pay rate (a)	—%	—	1.34	1.26	—	1.26
Interest Rate Swap Liabilities
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	1.34	1.26	—	1.26
Weighted average pay rate (a)	—%	—	4.84	5.72	—	5.69

(a)	All of the interest rate swaps have variable pay or receive rates based on three- to six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2003.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2003, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.0 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.26%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 9.0 years, weighted average receive rate of 1.26% and weighted average pay rate of 5.69% at March 31, 2003. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2003.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would realize short-term net gains on our interest rate swaps of $25.9 million or $53.6 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would realize short-term net losses on our interest rate swaps of $24.3 million or $47.1 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps, with no change in cash flow occurring in the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgage loans. We are subject to Wachovia’s management fee policy and are allocated a fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2003 and 2002 and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2003 and 2002, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

Guarantees.    In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, (“FIN 45”). FIN 45 requires a company to record as a liability the fair value of certain guarantees initiated by the company. The offsetting entry is dependent on the nature of the guarantee with an asset generally being recorded, such as the consideration received for providing a letter of credit or prepaid rent for a residual value guarantee in an operating lease. The liability recorded will typically be reduced by a credit to the results of operations as the guarantee lapses, which generally will occur on a systematic basis over the term of the guarantee or at settlement of the guarantee.

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

In addition, FIN 45 requires disclosures beginning with the December 31, 2002, financial statements of these and other guarantees. We have provided the disclosures required by FIN 45 in Note 7 to Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, for all applicable guarantees in effect at December 31, 2002.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2003	2002
Ratios
Return on assets	3.10%	10.85
Return on stockholders’ equity	3.27	12.28
Stockholders’ equity to assets	94.80	88.36
Dividend payout ratio	94.53%	—

Table 2    LOANS

(In thousands)	March 31, 2003	December 31, 2002
COMMERCIAL
Commercial and commercial real estate	$10,701,968	9,914,150

CONSUMER
Residential mortgages	93,574	93,897
Home equity loans	796,882	945,598

Total loans	11,592,424	10,953,645
Unearned income	7,688	6,062

Total loans, net of unearned income	$11,584,736	10,947,583

Table 3    LOAN LOSSES AND RECOVERIES

	Three Months Ended March 31,
(In thousands)	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$106,325	37,158
Provision for loan losses	2,530	46
Allowance relating to loans sold	—	(10)
Net charge-offs	(1,675)	(1,669)

Balance, end of period	$107,180	35,525

as a % of loans, net	0.93%	0.81

as a % of nonaccrual loans	404%	691

LOAN LOSSES
Commercial and commercial real estate loans	$1,743	1,756
Residential mortgages	—	—
Home equity loans	—	—

Total loan losses	1,743	1,756

LOAN RECOVERIES
Commercial and commercial real estate loans	—	—
Residential mortgages	—	—
Home equity loans	68	87

Total loan recoveries	68	87

Net charge-offs	$1,675	1,669

Total net charge-offs as % of average loans, net	0.02%	0.04

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2003	December 31, 2002
Commercial and commercial real estate loans	$19,846	10,283
Residential mortgages	351	351
Home equity loans	6,361	5,665

Total nonaccrual loans	$26,558	16,299

as a % of loans, net	0.23%	0.15

Accruing loans past due 90 days	$3,701	3,182

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

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

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

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

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.		Description

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(99	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99	)(c)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2003, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission. Wachovia Funding filed a Current Report on Form 8-K dated May 2, 2003 with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 15, 2003

WACHOVIA PREFERRED FUNDING CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, G. Kennedy Thompson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Wachovia Preferred Funding Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ G. Kennedy Thompson
G. Kennedy Thompson Chief Executive Officer

Date: May 15, 2003

CERTIFICATION

I, Robert P. Kelly, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Wachovia Preferred Funding Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert P. Kelly
Robert P. Kelly Chief Executive Officer Robert P. Kelly Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

Exhibit No.		Description

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(99	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99	)(c)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.