Form 10-Q
period 2003-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2003-08-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of July 31, 2003, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2003 and December 31, 2002

(In thousands, except share data)	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$693,291	851,692
Loans, net of unearned income	11,236,088	10,947,583
Allowance for loan losses	(105,906)	(106,325)

Loans, net	11,130,182	10,841,258

Current income taxes receivable	599	—
Interest rate swaps	563,181	577,684
Accounts receivable—affiliates, net	35,780	158,579
Other assets	31,891	29,763

Total assets	$12,454,924	12,458,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	560,750	575,820
Deferred income tax liabilities	75,372	66,934
Other liabilities	17,519	16,821

Total liabilities	653,641	659,575

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2003 and 2002	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2003 and 2002	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2003 and 2002	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2003 and 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2003 and 2002	1,000	1,000
Paid-in capital	11,504,575	11,504,462
Retained earnings	294,965	293,196

Total stockholders’ equity	11,801,283	11,799,401

Total liabilities and stockholders’ equity	$12,454,924	12,458,976

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2003	2002	2003	2002
INTEREST INCOME	$98,851	46,909	197,104	89,552
INTEREST EXPENSE	1,850	2,583	3,651	5,087

Net interest income	97,001	44,326	193,453	84,465
Provision for loan losses	2,342	1,533	4,872	1,579

Net interest income after provision for loan losses	94,659	42,793	188,581	82,886

OTHER INCOME
Gain on interest rate swaps	15,432	29,076	21,972	28,977
Other income (loss)	1	(7)	8	45

Total other income	15,433	29,069	21,980	29,022

NONINTEREST EXPENSE
Loan servicing costs	1,698	370	3,420	722
Management fees	5,284	1,895	5,902	2,413
Other	471	561	826	894

Total noninterest expense	7,453	2,826	10,148	4,029

Income before income tax expense (benefit)	102,639	69,036	200,413	107,879
Income tax expense (benefit)	5,508	—	7,839	(124,112)

Net income	97,131	69,036	192,574	231,991
Dividends on preferred stock	44,083	—	89,305	—

Net income available to common stockholders	$53,048	69,036	103,269	231,991

PER COMMON SHARE DATA
Basic earnings	$0.53	0.69	1.03	2.32
Diluted earnings	$0.53	0.69	1.03	2.32
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2003 and 2002

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2001	$—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	231,991	231,991
Cash dividends paid on common stock	—	—	—	(4)	(4)

Balance, June 30, 2002	$—	1,000	5,085,674	302,733	5,389,407

Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	192,574	192,574
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.40 per share	—	—	—	(15,825)	(15,825)
Series C preferred securities at $10.93 per share	—	—	—	(46,254)	(46,254)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.01 per share	—	—	—	(101,500)	(101,500)

Balance, June 30, 2003	$743	1,000	11,504,575	294,965	11,801,283

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2003 and 2002

(In thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$192,574	231,991
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	4,872	1,579
Current income taxes, net	(599)	(20,784)
Deferred income tax expense (benefits)	8,438	(124,112)
Interest rate swaps	14,503	6,604
Other assets and other liabilities, net	(1,430)	913

Net cash provided by operating activities	218,358	96,191

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(293,796)	(131,580)
Accounts receivable/payable—affiliates, net	122,799	(27,974)

Net cash used by investing activities	(170,997)	(159,554)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(15,070)	(4,240)
Cash dividends paid	(190,805)	(4)
Adjustment to minority interest	113	—

Net cash used by financing activities	(205,762)	(4,244)

Decrease in cash and cash equivalents	(158,401)	(67,607)
Cash and cash equivalents, beginning of period	851,692	957,454

Cash and cash equivalents, end of period	$693,291	889,847

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003 and 2002, and December 31, 2002

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

For the tax year ending December 31, 2003, we will be taxed as a Real Estate Investment Trust (“REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. As a result of our change in tax status from a taxable corporation to a REIT, due to our January 2002 election to be taxed as a REIT, our net deferred tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 Performance and Dividend Payout Ratios following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2003 and 2002.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. Our remaining assets were acquired directly from the Bank. The Bank either originated the mortgage assets or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

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

In June 2003, Wachovia Funding paid $440 million in cash to the Bank for participation interests in residential mortgages, which reflected a fair value purchase price.

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

2003 to 2002 Six Month Comparison

Interest Income.    Interest income increased $107.6 million from the first six months of 2002, or 120%, to $197.1 million in the first six months of 2003. Interest on all commercial loans increased to $163.0 million in the first six months of 2003 from $65.5 million in the first six months of 2002, representing six months of interest in 2003 on commercial loans contributed in November 2002 in addition to interest on loans purchased in 2002 and 2003. Interest on residential loans increased $11.5 million, or 71%, to $27.7 million in the first six months of 2003 from $16.2 million in the first six months of 2002 as a result of home equity loans purchased in 2002. Interest income on cash invested in overnight eurodollar deposit investments decreased $1.4 million, or 18%, in the first six months of 2003 to $6.4 million from $7.8 million in the first six months of 2002.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2003 and 2002, are presented below.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(In thousands)	Average Balances	Interest Income	Rates	Average Balances	Interest Income	Rates
Commercial loans	$10,241,135	163,014	3.13%	$4,068,170	65,515	3.17%
Home equity loans	775,762	24,110	6.36	253,220	12,710	9.87
Residential mortgages	168,032	3,595	4.20	102,775	3,520	6.74
Interest-bearing deposits in banks and other earning assets	863,626	6,385	1.26	1,002,968	7,807	1.56

Total interest-earning assets	$12,048,555	197,104	3.22%	$5,427,133	89,552	3.30%

Interest Expense.    Interest expense decreased to $3.7 million in the first six months of 2003 from $5.1 million in the first six months of 2002 due to the decline in short-term market rates paid on the collateral held on the interest rate swaps.

Provision for Loan Losses.    The provision for loan losses increased to $4.9 million in the first six months of 2003 from $1.6 million in the first six months of 2002, as a result of average loans increasing $6.8 billion in the first six months of 2003 from the same period in 2002.

Gain on Interest Rate Swaps.    The gain on interest rate swaps decreased $7.0 million in the first six months of 2003 from $29.0 million in the first six months of 2002. The decrease is the result of changes in interest rates. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $2.7 million to $3.4 million in the first six months of 2003 from $722,000 in the first six months of 2002 due to higher average loans from the loan contributions and purchases in 2002 and 2003. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees.    Management fees were $5.9 million in the first six months of 2003 compared with $2.4 million in the first six months of 2002. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10 million in assets and over $2 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense decreased $68,000, or 8%, to $826,000 in the first six months of 2003. This decrease was due largely to reduced net foreclosure expenses, partially offset by expense related to the distribution of income to minority interest shareholders.

Income Tax (Expense) Benefit.    Income tax expense was $7.8 million in the first six months of 2003, based on the net income of our taxable REIT subsidiary, WPR. An income tax benefit of $124.1 million in the first six months of 2002 reflected the write off of our net deferred tax liability as of December 2001, resulting from the change in tax status from a taxable corporation to a REIT.

Summary Results of Operations for the Three Months ended June 30, 2003 and 2002

Wachovia Funding earned net income of $91 million and $69 million in the second quarter of 2003 and 2002, respectively. The majority of the income for both quarters was earned from interest on commercial, residential and home equity loans. Average loan balances increased approximately 150% from the second quarter 2002 to the second quarter 2003. However, interest income increased only approximately 110% over the same period due to interest rates dropping approximately 70 basis points over this twelve-month period. Income on our interest rate swaps also decreased approximately 47% over the twelve-month period, also due to the decrease in interest rates. No other significant variances exist between the two quarters presented.

Balance Sheet Analysis

June 30, 2003 to December 31, 2002

Total Assets.    At both June 30, 2003 and December 31, 2002, total assets were $12.5 billion. As of June 30, 2003, $10.1 billion, or 81% of our assets, consisted of a 100% participation interest in commercial loans, $663 million, or 5% of our assets, consisted of a 100% participation interest in home equity loans, and $516 million, or 4% of our assets, consisted of a 100% participation interest in residential mortgages, before the allowance for loan losses.

Loans.    Net loans increased $289 million to $11.2 billion at June 30, 2003, compared with December 31, 2002, primarily due to an increase in residential mortgages as a result of purchases in 2003. See Table 2 Loans following “—Accounting and Regulatory Matters” for additional information.

Allowance for Loan Losses.    The allowance for loan losses decreased $419,000 from December 31, 2002, to $106 million at June 30, 2003, primarily as a result of maturing loans being replaced with loans of less risk.

See Table 3 Loan Losses and Recoveries and Past Due Loans following “—Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.    Interest rate swaps decreased to $563 million at June 30, 2003, from $578 million at December 31, 2002, which represents the decrease in the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable/payable from affiliates was a net receivable position of $36 million at June 30, 2003, compared with a net receivable position of $159 million at December 31, 2002, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $561 million at June 30, 2003, from $576 million at December 31, 2002, reflecting cash released as a result of the decline in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2003 and December 31, 2002, commitments to extend credit were $1.5 billion.

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

At June 30, 2003, approximately 13% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds interest-rate-sensitive assets.

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

As of June 30, 2003, $10.5 billion, or 84% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of June 30, 2003, our liabilities were $654 million, or 5% of our assets, while stockholders’ equity was $11.8 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of the $1.5 billion of fixed rate loans and loan participations and the fair value of the $9.7 billion of variable rate loans and loan participations was approximately $10.6 billion at June 30, 2003.

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all of our derivatives (currently consisting of interest rate swaps) are recorded at fair value on our consolidated balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of operations.

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

At June 30, 2003, our position in interest rate swaps was an asset of $1.2 billion and a liability of $669 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	6.10	7.45	—	7.41
Weighted average pay rate (a)	—%	—	1.10	1.09	—	1.09
Interest Rate Swap Liabilities
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	1.10	1.09	—	1.09
Weighted average pay rate (a)	—%	—	4.84	5.72	—	5.69

(a)	All of the interest rate swaps have variable pay or receive rates based on three- to six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2003.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2003, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.75 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.09%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.75 years, weighted average receive rate of 1.09% and weighted average pay rate of 5.69% at June 30, 2003. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2003.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would realize short-term net gains on our interest rate swaps of $25.9 million or $53.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would realize short-term net losses on our interest rate swaps of $24.3 million or $47.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps, with no change in cash flow occurring in the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. The impact of the initial measurement and recognition provisions of FIN 45 is dependent on the number and size of applicable future guarantees that we provide; however, we do not anticipate that the impact will have a material effect on our consolidated financial statements. As of June 30, 2003, our consolidated financial statements have not been impacted by the adoption of FIN 45.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2003	2002
Ratios
Return on assets	3.09%	7.56
Return on stockholders’ equity	3.28	8.66
Stockholders’ equity to assets	94.10	87.32
Dividend payout ratio	99.08%	—

Table 2    LOANS

(In thousands)	June 30, 2003	December 31, 2002
COMMERCIAL
Commercial and commercial real estate	$10,064,224	9,914,150

CONSUMER
Residential mortgages	516,012	93,897
Home equity loans	662,955	945,598

Total loans	11,243,191	10,953,645
Unearned income	7,103	6,062

Total loans, net of unearned income	$11,236,088	10,947,583

Table 3    LOAN LOSSES AND RECOVERIES

	Six Months Ended June 30,
(In thousands)	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$106,325	37,158
Provision for loan losses	4,872	1,579
Allowance relating to loans sold	(168)	(10)
Net charge-offs	(5,123)	(3,017)

Balance, end of period	$105,906	35,710

as a % of loans, net	0.94%	0.79

as a % of nonaccrual loans	346%	290

LOAN LOSSES
Commercial and commercial real estate loans	$1,637	—
Residential mortgages	—	—
Home equity loans	3,600	3,191

Total loan losses	5,237	3,191

LOAN RECOVERIES
Commercial and commercial real estate loans	—	—
Residential mortgages	—	—
Home equity loans	114	174

Total loan recoveries	114	174

Net charge-offs	$5,123	3,017

Total net charge-offs as % of average loans, net	0.05%	0.07

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2003	December 31, 2002
Commercial and commercial real estate loans	$23,739	10,283
Residential mortgages	132	351
Home equity loans	6,759	5,665

Total nonaccrual loans	$30,630	16,299

as a % of loans, net	0.27%	0.15

Accruing loans past due 90 days	$7,409	3,182

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures.    Wachovia Funding’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Wachovia Funding’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Wachovia Funding’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Wachovia in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.    There have not been any changes in Wachovia Funding’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

We, Wachovia and the Bank are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio, other than routine litigation arising in the ordinary course of business. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we believe that the eventual outcome of the litigation with respect to the assets included in our portfolio will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to our results of operations for any particular period. Although we are not a party to the inquiry described below, it does involve Wachovia and our independent auditors, KPMG LLP.

In the Matter of KPMG LLP Certain Auditor Independence Issues.    On June 19, 2003, the Securities and Exchange Commission informally requested Wachovia to produce certain documents concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period January 1, 1997 to the present. Wachovia is cooperating with the SEC in its inquiry. Wachovia believes the SEC’s inquiry relates to certain tax services offered to Wachovia customers by KPMG LLP during the period from 1997 to early 2002, and whether these activities might have caused KPMG LLP not to be “independent” from Wachovia, as defined by applicable accounting and SEC regulations requiring auditors of an SEC-reporting company to be independent of the company. Wachovia and/or KPMG LLP received fees in connection with a small number of personal financial consulting transactions related to these services. During all periods covered by the SEC’s inquiry, including the present, KPMG LLP has confirmed to Wachovia that KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.		Description

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.

(b)    Reports on Form 8-K.

During the quarter ended June 30, 2003, Wachovia Funding filed a Current Report on Form 8-K dated May 2, 2003 with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit No.		Description

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.