Form 10-Q
period 2003-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2003-11-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2003 and December 31, 2002

(In thousands, except share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$648,494	851,692
Loans, net of unearned income	11,346,103	10,947,583
Allowance for loan losses	(110,514)	(106,325)

Loans, net	11,235,589	10,841,258

Interest rate swaps	556,396	577,684
Accounts receivable—affiliates, net	—	158,579
Other assets	26,978	29,763

Total assets	$12,467,457	12,458,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	553,060	575,820
Current income taxes payable	145	—
Deferred income tax liabilities	72,675	66,934
Accounts payable—affiliates, net	50,269	—
Other liabilities	18,286	16,821

Total liabilities	694,435	659,575

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2003 and 2002	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2003 and 2002	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2003 and 2002	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2003 and 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2003 and 2002	1,000	1,000
Paid-in capital	11,504,575	11,504,462
Retained earnings	266,704	293,196

Total stockholders’ equity	11,773,022	11,799,401

Total liabilities and stockholders’ equity	$12,467,457	12,458,976

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2003	2002	2003	2002
INTEREST INCOME	$91,675	45,833	288,779	135,385
INTEREST EXPENSE	1,421	3,200	5,072	8,287

Net interest income	90,254	42,633	283,707	127,098
Provision for loan losses	7,686	5,454	12,558	7,033

Net interest income after provision for loan losses	82,568	37,179	271,149	120,065

OTHER INCOME (EXPENSE)
Gain (loss) on interest rate swaps	(5,833)	39,375	16,139	68,352
Other income (loss)	(39)	(41)	(31)	4

Total other income (expense)	(5,872)	39,334	16,108	68,356

NONINTEREST EXPENSE
Loan servicing costs	1,484	360	4,904	1,082
Management fees	4,868	1,958	10,770	4,371
Other	307	250	1,133	1,144

Total noninterest expense	6,659	2,568	16,807	6,597

Income before income tax expense (benefit)	70,037	73,945	270,450	181,824
Income tax expense (benefit)	(1,952)	—	5,887	(124,112)

Net income	71,989	73,945	264,563	305,936
Dividends on preferred stock	40,250	—	129,555	—

Net income available to common stockholders	$31,739	73,945	135,008	305,936

PER COMMON SHARE DATA
Basic earnings	$0.32	0.74	1.35	3.06
Diluted earnings	$0.32	0.74	1.35	3.06
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2003 and 2002

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2001	$—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	305,936	305,936
Issuance of Series D preferred securities	—	—	800	—	800
Cash dividends paid on common stock	—	—	—	(8)	(8)

Balance, September 30, 2002	$—	1,000	5,086,474	376,674	5,464,148

Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	264,563	264,563
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.57 per share	—	—	—	(22,900)	(22,900)
Series C preferred securities at $15.55 per share	—	—	—	(65,835)	(65,835)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.62 per share	—	—	—	(161,500)	(161,500)

Balance, September 30, 2003	$743	1,000	11,504,575	266,704	11,773,022

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2003 and 2002

(In thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$264,563	305,936
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	12,558	7,033
Current income taxes, net	145	(20,784)
Deferred income tax expense (benefits)	5,741	(124,112)
Interest rate swaps	21,288	(31,818)
Other assets and other liabilities, net	4,250	2,457

Net cash provided by operating activities	308,545	138,712

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(406,889)	74,825
Accounts receivable/payable—affiliates, net	208,848	(31,633)

Net cash provided (used) by investing activities	(198,041)	43,192

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(22,760)	29,230
Issuance of preferred securities	—	800
Cash dividends paid	(291,055)	(8)
Adjustment to minority interest	113	—

Net cash provided (used) by financing activities	(313,702)	30,022

Increase (decrease) in cash and cash equivalents	(203,198)	211,926
Cash and cash equivalents, beginning of period	851,692	957,454

Cash and cash equivalents, end of period	$648,494	1,169,380

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003 and 2002, and December 31, 2002

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. (known prior to July 2002 as First Union Real Estate Asset Company of Connecticut) and its subsidiaries are subsidiaries of Wachovia Bank, National Association, formerly named First Union National Bank, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia Corporation.

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

For the tax year ending December 31, 2003, we will be taxed as a Real Estate Investment Trust (“REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. Due to our January 2002 election to be taxed as a REIT, our tax status changed from a taxable corporation to a REIT. As a result, our net deferred tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 Performance and Dividend Payout Ratios following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2003 and 2002.

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

In June 2003 and September 2003, Wachovia Funding paid $440 million and $812 million, respectively, in cash to the Bank for participation interests in residential mortgages, which reflected a fair value purchase price.

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

2003 to 2002 Nine Month Comparison

Interest Income.    Interest income increased $153.4 million from the first nine months of 2002, or 113%, to $288.8 million in the first nine months of 2003. Interest on all commercial loans increased to $236.3 million in the first nine months of 2003 from $101.0 million in the first nine months of 2002, representing nine months of interest in 2003 on commercial loans contributed in November 2002 in addition to interest on loans purchased in 2002 and 2003. Interest on residential loans increased $21.0 million, or 91%, to $44.2 million in the first nine months of 2003 from $23.2 million in the first nine months of 2002 as a result of residential mortgage loans purchased in 2002 and 2003. Interest income on cash invested in overnight eurodollar deposit investments decreased $2.9 million, or 26%, in the first nine months of 2003 to $8.3 million from $11.2 million in the first nine months of 2002 primarily due to the decline in short-term market rates.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2003 and 2002, are presented below.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(In thousands)	Average Balances	Interest Income	Rates	Average Balances	Interest Income	Rates
Commercial loans	$10,017,399	236,257	3.11%	$4,074,892	101,022	3.27%
Home equity loans	759,347	35,090	6.09	244,783	18,138	9.77
Residential mortgages	275,863	9,118	4.36	100,670	5,038	6.60
Interest-bearing deposits in banks and other earning assets	949,853	8,314	1.17	1,047,483	11,187	1.43

Total interest-earning assets	$12,002,462	288,779	3.17%	$5,467,828	135,385	3.27%

Interest Expense.    Interest expense decreased to $5.1 million in the first nine months of 2003 from $8.3 million in the first nine months of 2002 due to the decline in short-term market rates paid on the collateral held on the interest rate swaps and the decline in the collateral.

Provision for Loan Losses.    The provision for loan losses increased to $12.6 million in the first nine months of 2003 from $7.0 million in the first nine months of 2002, as a result of average loans increasing $6.6 billion in the first nine months of 2003 from the same period in 2002.

Gain (Loss) on Interest Rate Swaps.    The gain on interest rate swaps decreased $52.2 million in the first nine months of 2003 from $68.4 million in the first nine months of 2002. The decrease is the result of changes in interest rates. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $3.8 million to $ 4.9 million in the first nine months of 2003 from $1.1 million in the first nine months of 2002 due to higher average loans from the loan contributions and purchases in 2002 and 2003. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees.    Management fees were $10.8 million in the first nine months of 2003 compared with $4.4 million in the first nine months of 2002. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10 million in assets and over $2 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense was at $1.1 million in the first nine months of 2002 and 2003, consistent with other expense in 2002.

Income Tax Expense (Benefit).    Income tax expense was $5.9 million in the first nine months of 2003, based on the net income of our taxable REIT subsidiary, WPR. An income tax benefit of $124.1 million in the first nine months of 2002 reflected the write off of our net deferred tax liability as of December 2001, resulting from the change in tax status from a taxable corporation to a REIT.

2003 to 2002 Three Month Comparison

Wachovia Funding earned net income of $72.0 million and $73.9 million in the third quarter of 2003 and 2002, respectively. The majority of the income for both quarters was earned from interest on commercial, residential and home equity loans. Average loan balances increased 146% from the third quarter 2002 to the third quarter 2003, due to contributions and purchases of $6.7 billion in commercial loans and $2.1 billion in home equity and residential loans during the fourth quarter of 2002 and the first nine months of 2003. Interest income on loans increased 109% over the same period as loan balances increased and interest rates dropped. Interest expense decreased $1.8 million from third quarter 2002 to third quarter 2003. This decrease is due to a decline in the short-term interest rates paid on the collateral held on the interest rate swaps. Interest rates dropped approximately 38% from third quarter 2002 to third quarter 2003. Gain (loss) on interest rates swaps decreased $45.2 million from third quarter 2002 to third quarter 2003. This change was caused by falling interest rates in the third quarter of 2002, which created a $39.4 million gain over the three-month period. Conversely, interest rates rose over the third quarter of 2003, creating a $5.8 million loss. Servicing costs and management fees increased $1.1 million and $2.9 million, respectively. Increases in both of these accounts were due to the increases in loan balances noted above. No other significant variances exist between the two quarters.

Balance Sheet Analysis

September 30, 2003 to December 31, 2002

Total Assets.    At both September 30, 2003 and December 31, 2002, total assets were $12.5 billion. As of September 30, 2003, $9.6 billion, or 77% of our assets, consisted of a 100% participation interest in commercial loans, $547 million, or 4% of our assets, consisted of a 100% participation interest in home equity loans, and $1.2 billion, or 10% of our assets, consisted of a 100% participation interest in residential mortgages, before the allowance for loan losses.

Loans.    Net loans increased $399 million to $11.3 billion at September 30, 2003, compared with December 31, 2002, primarily due to an increase in residential mortgages as a result of purchases in 2003. See Table 2 Loans following “—Accounting and Regulatory Matters” for additional information.

Allowance for Loan Losses.    The allowance for loan losses increased $4.2 million from December 31, 2002, to $111 million at September 30, 2003. As described in the Allowance for Loan Losses section of the Critical Accounting Policies in our 2002 Annual Report on Form 10-K, certain components of the allowance are a pro-rata portion of Wachovia’s allowance and other components are calculations specific to our portfolio. At September 30, 2003, instead of using a pro-rata allocation to the component of our allowance that relates to our evaluation of deteriorating industries, we have obtained current, external information on default probabilities specific to this portfolio and applied an additional factor for borrowers in industries with a medium default probability above a certain threshold. See Table 3 Loan Losses and Recoveries following “—Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.    Interest rate swaps decreased to $556 million at September 30, 2003, from $578 million at December 31, 2002, which represents the decrease in the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $50 million at September 30, 2003, compared with a net receivable position of $159 million at December 31, 2002, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Other Assets.    Other assets decreased $2.8 million from December 31, 2002 to $27.0 million at September 30, 2003.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $553 million at September 30, 2003, from $576 million at December 31, 2002, reflecting cash released as a result of the decline in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2003 and December 31, 2002, commitments to extend credit were $1.4 billion and $1.5 billion, respectively.

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

At September 30, 2003, approximately 15% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds interest-rate-sensitive assets.

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

As of September 30, 2003, $10.2 billion, or 82% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of September 30, 2003, our liabilities were $694 million, or 6% of our assets, while stockholders’ equity was $11.8 billion, or 94% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of the $1.7 billion of fixed rate loans and loan participations and the fair value of the $9.6 billion of variable rate loans and loan participations was approximately $10.8 billion at September 30, 2003.

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

At September 30, 2003, our position in interest rate swaps was an asset of $1.1 billion and a liability of $553 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	6.10	7.45	—	7.41
Weighted average pay rate (a)	—%	—	1.18	1.14	—	1.14
Interest Rate Swap Liabilities
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	1.18	1.14	—	1.14
Weighted average pay rate (a)	—%	—	4.84	5.72	—	5.69

(a)	All of the interest rate swaps have variable pay or receive rates based on three- to six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2003.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2003, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.5 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.14%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.5 years, weighted average receive rate of 1.14% and weighted average pay rate of 5.69% at September 30, 2003. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2003.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would realize short-term net gains on our interest rate swaps of $24.0 million or $49.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would realize short-term net losses on our interest rate swaps of $22.5 million or $43.7 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps, with no change in cash flow occurring in the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. As of September 30, 2003, our consolidated financial statements have not been impacted by the adoption of FIN 45.

In addition, FIN 45 requires disclosures beginning with the December 31, 2002, financial statements of these and other guarantees. We have provided the disclosures required by FIN 45 in Note 7 to Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, for all applicable guarantees in effect at December 31, 2002.

Regulatory Matters.    Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations, and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our consolidated financial condition or results of operations.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2003	2002
Ratios
Return on assets	2.83%	6.48
Return on stockholders’ equity	2.99	7.54
Stockholders’ equity to assets	94.48	85.87
Dividend payout ratio	110.01%	—

Table 2    LOANS

(In thousands)	September 30, 2003	December 31, 2002
COMMERCIAL
Commercial and commercial real estate	$9,591,247	9,914,150

CONSUMER
Residential mortgages	1,214,410	93,897
Home equity loans	547,364	945,598

Total loans	11,353,021	10,953,645
Unearned income	6,918	6,062

Total loans, net of unearned income	$11,346,103	10,947,583

Table 3    LOAN LOSSES AND RECOVERIES

	Nine Months Ended September 30,
(In thousands)	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$106,325	37,158
Provision for loan losses	12,558	7,033
Allowance relating to loans sold	(168)	(2,005)
Net charge-offs	(8,201)	(4,851)

Balance, end of period	$110,514	37,335

as a % of loans, net	0.97%	0.87

as a % of nonaccrual loans	326%	227

LOAN LOSSES
Commercial and commercial real estate loans	$4,278	—
Residential mortgages	—	—
Home equity loans	4,834	5,168

Total loan losses	9,112	5,168

LOAN RECOVERIES
Commercial and commercial real estate loans	705	—
Residential mortgages	—	—
Home equity loans	206	317

Total loan recoveries	911	317

Net charge-offs	$8,201	4,851

Total net charge-offs as % of average loans, net	0.07%	0.11

Table 4 NONACCRUAL LOANS
(In thousands)	September 30, 2003	December 31, 2002
Commercial and commercial real estate loans	$24,134	10,283
Residential mortgages	131	351
Home equity loans	9,602	5,665

Total nonaccrual loans	$33,867	16,299

as a % of loans, net	0.30%	0.15

Accruing loans past due 90 days	$3,225	3,182

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures.    Wachovia Funding’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Wachovia Funding’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Wachovia Funding’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Wachovia Funding in the reports that it files or submits under the Exchange Act.

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

In the Matter of KPMG LLP Certain Auditor Independence Issues.    As reported in Wachovia Funding’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, on June 19, 2003, the Securities and Exchange Commission requested Wachovia to produce certain documents concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period January 1, 1997 to the present in connection with an inquiry regarding the independence of KPMG LLP as Wachovia’s outside auditors during such period. Wachovia is continuing to cooperate with the SEC in its inquiry, which is being conducted pursuant to a formal order of investigation entered by the SEC on October 21, 2003. KPMG LLP has confirmed to Wachovia that during all periods covered by the SEC’s inquiry, including the present, KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

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

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2003, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 14, 2003

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