Form 10-K
period 2003-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2004-03-18
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2003, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of January 31, 2004, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (excluding the list of exhibits incorporated therein by reference).

PART I

Forward Looking Statements

Wachovia Preferred Funding Corp. (“Wachovia Funding”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia Funding’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia Funding communications, which are made in good faith by Wachovia Funding pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.    Business.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and Wachovia Corporation (“Wachovia”) and an indirect subsidiary of Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 87.84% of our Series D preferred securities, while the remaining 12.16% is owned by 111 employees of Wachovia or its affiliates.

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 530.3 shares, 130 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

Our other subsidiary, Wachovia Preferred Realty, LLC (“WPR”), was formed as a Delaware limited liability company in October 2002. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. We own 98.20% of the outstanding membership interests in WPR and the remaining 1.80% is owned by FFBIC, Inc., another subsidiary of the Bank. Our majority ownership of WPR provides us with additional flexibility by allowing us to hold assets that earn non-qualifying REIT income while maintaining our REIT status.

Our legal and organizational structure is as follows:

Our principal business objective is to acquire, hold and manage domestic mortgage assets, and other authorized investments that will generate net income for distribution to our stockholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the mortgage assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties.

The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended (the “Code”), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage- backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets”. We may invest up to 25% of the value of a REIT’s total assets in non-real-estate-related securities as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code also requires that not more than 20% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. Generally, the Code designation for REIT Qualified Assets is less stringent than the Investment Company Act designation for Qualifying Interests, due to the ability under the Code to treat cash and cash equivalents as REIT Qualified Assets and a lower required ratio of REIT Qualified Assets to total assets.

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

Commercial and Commercial Real Estate Loans

We own participation interests in commercial loans secured by non-real property such as industrial equipment, aircraft, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches and farms. In addition, some of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon default. Commercial and commercial real estate loans also may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time we acquire a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.

Commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties. This gives rise to increased costs of compliance with environmental laws and regulations. We may be affected by environmental liabilities related to the underlying real property, which could exceed the value of the real property. Although the Bank has exercised and will continue to exercise due diligence to discover potential environmental liabilities prior to our acquisition of any participation in loans secured by such property, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during our ownership of the participation interests. To the extent that we acquire any participation in loans secured by such real property directly from unaffiliated third parties, we intend to exercise due diligence to discover any such potential environmental liabilities prior to our acquisition of such participation. Nevertheless there can be no assurance that we would not incur full recourse liability for the entire cost of any removal and clean up on a property, that the cost of removal and cleanup would not exceed the value of the property or that we could recoup any of the costs from any third party.

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

Home Equity Loans

We own participation interests in home equity loans secured by a first, second or third mortgage which primarily is on the borrower’s residence. These loans typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, second and third liens are repaid on an installment basis and income is accrued based on the outstanding balance of the loan. First liens are repaid on an amortizing basis. All of the loans currently underlying the home equity loan participations bear interest at fixed rates.

Residential Mortgage Loans

We have acquired both conforming and non-conforming residential mortgage loans from the Bank. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under current regulations, the maximum principal balance allowed on conforming residential mortgage loans ranges from $333,700 for one-unit residential loans to $641,650 for four-unit residential loans. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. A majority of the non-conforming residential mortgage loans acquired by us to date are non-conforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of our non-conforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. However, we have no intent to sell any of our residential mortgage loans.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four-family dwelling units and townhouses.

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

Adjustable rate mortgage loans, or ARMs, currently consist of the following adjustable rate product types:

Conventional:

One-year Adjustable Rate Loans:    A loan with interest adjustments in 12-month intervals. Payment frequencies may include biweekly, semimonthly or monthly. Such loans may have yearly and lifetime caps on the amount the interest rate may change at an interval. The interest rate change calculation is typically tied to a Treasury index rate. Typically, the interest rate is based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus the margin stated in the note, subject to rounding and any caps.

3/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first three years of the loan. After the initial three-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

5/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first five years of the loan. After the initial five-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

7/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first seven years of the loan. After the initial seven-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

10/1 Adjustable Rate Loans:    A one-year ARM that is fixed for the first ten years of the loan. After the initial ten-year period, the interest adjusts in 12-month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

Government:    An adjustable rate loan originated under a specific government agency program. Generally, the interest rate adjusts in 12-month intervals, and is based on specific requirements for date of index and calculations.

Dividend Policy

We currently expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders.

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations and our continued qualification as a REIT. We currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels because:

•	substantially all of our mortgage assets and other authorized investments are interest-bearing;

•	we do not anticipate incurring any indebtedness, although we may incur indebtedness that in an aggregate amount does not exceed 20% of our stockholders’ equity;

•	we expect that our interest-earning assets will continue to exceed the liquidation preference of our preferred stock; and

•	we anticipate that, in addition to cash flows from operations, additional cash will be available from principal payments on our loan portfolio.

Accordingly, we expect that we will, after paying the dividends on all classes of preferred securities, pay dividends to holders of shares of our common stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT.

Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the “OCC”) has the authority to issue an order that restricts our ability to make dividend payments to our shareholders, including holders of the Series A preferred securities. Banking capital adequacy rules limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator.

Conflicts of Interest and Related Management Policies and Programs

General.    In administering our loan portfolio and other authorized investments pursuant to the participation and servicing agreements, the Bank has a high degree of autonomy. The Bank has, however, adopted certain policies to guide the administration with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management, and certain other activities. These agreements with the Bank may be amended from time to time at the discretion of our board of directors and, in certain circumstances, subject to the approval of a majority of our Independent Directors, but without a vote of our shareholders, including holders of the Series A preferred securities.

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

Our policy also allows for investment in loans or assets that are not REIT Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as a REIT under the Code. In the past, we have purchased or accepted as capital contributions loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate-secured loans from the Bank or its affiliates. We may from time to time acquire loans or loan participation interests from unaffiliated third parties. We may use any proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio to acquire additional loans. Although we are not precluded from purchasing additional types of loans, loan participation interests or other assets, we anticipate that participation interests in additional loans acquired by us will be of the types described above under the heading “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy”. In addition, we will not invest in assets that are not REIT Qualified Assets if such investments would cause us to violate the requirements for taxation as a REIT under the Code.

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2003, we did not hold any mortgage-backed securities.

We currently anticipate that the Bank or its affiliates will continue to act as servicer of any additional commercial loans that we acquire through purchase or participation interests from the Bank or its affiliates. We anticipate that any such servicing arrangement that we enter into in the future with the Bank or its affiliates will contain fees and other terms that most likely will be substantially equivalent to but may be more favorable to us than those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire additional loans or participation interests from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank or its affiliates. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

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

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. We refer to these interests as “Qualifying Interests”. Under current interpretations by the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The provisions of the Investment Company Act therefore may limit the assets that we may acquire. We have established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets.

We currently make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our Independent Directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation.

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

Included in loan servicing costs were fees paid to the Bank for the year ended December 31, 2003, of $6.1 million. In 2003, the annual servicing fee with respect to the commercial real estate and commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.03%.

The participation and servicing agreements currently in place require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, are placed in a nonperforming status or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and servicing agreements, including any payment to its affiliates or third parties for servicing the loans.

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

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to possess interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank, although we may also purchase loans from unaffiliated third parties. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face similar competition as the Bank in acquiring such loans or participation interests.

Regulatory Considerations

On July 30, 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) into law. The intent of the Act is to reform specific matters pertaining to public accounting oversight, auditor independence and corporate responsibility. Requirements in the Act will affect certain of Wachovia Funding’s corporate governance policies. We do not believe we will need to make material modifications to our corporate governance policies in response to the Act nor do we believe the Act will negatively affect our financial condition or results of operations.

Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our financial condition or results of operations.

As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. See “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” for more detailed descriptions of the requirements of the Code applicable to us. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “—Conflicts of Interest and Related Management Policies and Programs—Other Policies” for a more detailed description of the requirements we have to follow in order not to be subject to regulation under the Investment Company Act.

Under certain circumstances, including any determination that the Bank’s relationship to us results in unsafe and unsound banking practices, the OCC has the authority to restrict our ability to make dividend payments to our shareholders. See “—Dividend Policy” for a more detailed description of such restrictions.

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

For more information concerning Wachovia and the Bank, please see Part IV, Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference) and Wachovia’s supplementary consolidating financial information as of December 31, 2003 and 2002, and for the three years ended December 31, 2003, which is filed herewith as Exhibit (99)(a).

Employees

We have two executive officers and approximately 15 additional non-executive officers. Our executive officers are also executive officers of Wachovia. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wachovia and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 111 employees of Wachovia or its affiliates, including certain of the executive officers and non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 1620 East Roseville Parkway, Roseville, California 95661 (telephone number (877) 867-7378).

Available Information

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

In the Matter of KPMG LLP Certain Auditor Independence Issues.    As reported in Wachovia Funding’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2003, and September 30, 2003, the SEC has requested Wachovia to produce certain information concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period from January 1, 1997, to November 2003 in connection with an inquiry regarding the independence of KPMG LLP as Wachovia’s outside auditors during such period. Wachovia is continuing to cooperate with the SEC in its inquiry, which is being conducted pursuant to a formal order of investigation entered by the SEC on October 21, 2003. Wachovia believes the SEC’s inquiry relates to certain tax services offered to Wachovia‘s customers by KPMG LLP during the period from 1997 to early 2002, and whether these activities might have caused KPMG LLP not to be “independent” from Wachovia, as defined by applicable accounting and SEC regulations requiring auditors of an SEC-reporting company to be independent of Wachovia Funding. Wachovia and/or KPMG LLP received fees in connection with a small number of personal financial consulting transactions related to these services. KPMG LLP has confirmed to Wachovia that during all periods covered by the SEC’s inquiry, including the present, KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

Item 4.    Submission of Matters to a Vote Of Security Holders.

Wachovia Funding held its annual meeting of stockholders on December 12, 2003. At the annual meeting, the only item voted upon by Wachovia Funding stockholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

	FOR	WITHHELD
James E. Alward	106,607,672	24,696

Joel J. Griffin	106,607,723	24,645

Charles F. Jones	106,607,868	24,500

G. Kennedy Thompson	106,606,718	25,650

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Our common stock is 99.85% owned by Wachovia Preferred Holding and 0.15% owned by Wachovia and is not listed on any securities exchange. Wachovia Funding’s Series A preferred securities have been listed on the NYSE since January 10, 2003.

In connection with a series of corporate transactions that occurred in July 2002, (i) Wachovia Funding issued and sold 913 shares of its Series D preferred securities, liquidation preference $1,000, to Wachovia Realty Management Corporation, a Delaware corporation and an affiliate of Wachovia, for a purchase price of $913,000, and (ii) 99,851,752 and 148,148 shares of Wachovia Funding common stock, par value $0.01 per share, were issued to the Bank and Wachovia, respectively, as part of the merger of First Union Real Estate Asset Company of Connecticut, a Virginia corporation and an affiliate of Wachovia, with and into Wachovia Funding in consideration of the Bank’s and Wachovia’s common stock of First Union Real Estate Asset Company of Connecticut. On July 31, 2002, Wachovia Realty Management Corporation liquidated into its parent, and the shareholders of its Series D preferred securities received the Wachovia Funding Series D preferred securities as their liquidation distribution. Each of these issuances and sales was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Series D preferred securities are not convertible or exchangeable into any other security and Wachovia Funding does not anticipate that the Series D preferred securities will be registered under the Securities Act. Wachovia Funding used the proceeds from the issuance and sale of the common stock and Series D preferred securities for general corporate purposes.

Prior to the December 2002 public offering of Wachovia Funding’s Series A preferred securities, Wachovia Preferred Holding acquired (i) 30,000,000 of Wachovia Funding’s Series A preferred securities, liquidation preference $25.00 per security, (ii) 40,000,000 of Wachovia Funding’s Series B preferred securities, liquidation preference $25.00 per security, and (iii) 4,233,754 of Wachovia Funding’s Series C preferred securities, liquidation preference $1,000 per security. The Series A, Series B and Series C preferred securities were acquired by Wachovia Preferred Holding in exchange for participations in commercial and commercial real estate loans with an aggregate fair value of $6.0 billion. The issuance of Wachovia Funding’s Series A, Series B and Series C preferred securities to Wachovia Preferred Holding was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The Series A and Series B preferred securities are conditionally exchangeable, upon certain regulatory events, into preferred stock (or depositary shares representing such stock) of Wachovia.

In December 2002 and June 2003, Wachovia Preferred Holding sold 18,000,000 shares and 12,000,000 shares, respectively, of our Series A preferred securities in registered public offerings. Wachovia Funding did not receive any of the proceeds from these offerings.

Dividends

For the year ended December 31, 2003, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share of its Series A preferred securities, (ii) cash dividends of $0.76 per share of its Series B preferred securities, (iii) cash dividends of $20.58 per share of its Series C preferred securities, and (iv) cash dividends of $85.00 per share of its Series D preferred securities. The Series A, Series B and Series C preferred securities were issued in November 2002. Wachovia Funding also paid dividends of $2.27 per share on its common stock in 2003. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are also executive officers of Wachovia and receive certain equity-based compensation from Wachovia. See “Item 11. Executive Compensation—Executive Compensation” for a description of such equity-based compensation.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the five years ended December 31, 2003, are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2003 and 2002, and for the three years ended December 31, 2003, which includes certain consolidated financial information for the Bank, which is filed herewith as Exhibit (99)(a).

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Net interest income	$381,609	197,576	67,322	57,257	47,005
Provision for loan losses	15,278	15,215	5,262	3,602	1,034
Other income (loss)	14,288	76,130	(95,890)	395	96
Noninterest expense	26,846	9,869	2,394	2,207	3,078
Net income (loss)	$348,477	305,800	(23,545)	32,434	27,951

BALANCE SHEET DATA
Cash and cash equivalents	$926,175	851,692	957,454	183,223	196,397
Loans, net of unearned income	11,137,614	10,947,583	4,378,961	558,756	512,858
Allowance for loan losses	(107,029)	(106,325)	(37,158)	(3,833)	(1,285)
Interest rate swaps	519,006	577,684	573,620	—	—
Total assets	12,508,449	12,458,976	5,889,666	746,803	714,097
Collateral held on interest rate swaps	519,460	575,820	570,340	—	—
Total liabilities	758,895	659,575	732,246	283	—
Total stockholders’ equity	$11,749,554	11,799,401	5,157,420	746,520	714,097

SELECTED OTHER INFORMATION
Nonperforming loans	$15,620	16,299	5,024	2,684	3,733
Nonperforming loans as a % of total loans	0.14%	0.15	0.11	0.48	0.73
Nonperforming loans as a % of total assets	0.12	0.13	0.09	0.36	0.52
Allowance for loan losses as a % of non-performing loans	685.20	652.34	739.61	142.81	34.42
Allowance for loan losses as a % of total loans	0.96%	0.97	0.85	0.69	0.25

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with selected consolidated financial data, set forth in Item 6 and our audited consolidated financial statements and related notes included in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under “—Risk Governance and Administration” and elsewhere in this Form 10-K. See also “Forward-Looking Statements” in Part I above.

For the tax year ended December 31, 2003, we will be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. Due to our January 2002 election to be taxed as a REIT, our tax status changed from a taxable corporation to a REIT. As a result, our net deferred tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with generally accepted accounting principles (“GAAP”), and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

The sensitivity analysis provided below is a hypothetical scenario and generally cannot be extrapolated because the relationship of a change in assumptions to the change in value may not be linear. Additionally, the effect of a variation in a particular assumption has been calculated without changing any other assumptions, when in reality, changes in any one assumption may result in changes to other factors.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level we believe is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect our evaluation of credit risk after considering all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as Wachovia’s loans. Wachovia employs a variety of statistical modeling and estimation tools in developing the appropriate allowance. The majority of the components are calculations specific to our portfolio, however, certain components are a pro-rata portion of Wachovia’s allowance. The following is a discussion of Wachovia’s methodology, our portion of each component and those components that are specific to us. The allowance consists of historical formula-based components for both commercial and consumer loans, allowance for impaired commercial loans, and allowance related to additional factors that are indicative of current trends and business cycle issues. Each of these components of the allowance and the techniques used and the estimates and judgments inherent therein are described in the following narrative.

For commercial loans, the formula-based component is calculated by dividing the portfolio by credit grade and applying loss rates specific for each credit grade. The “—Risk Governance and Administration—Credit Risk Management” section discusses the processes and controls over assignment and review of credit grades. Loss rates are calculated using three years of historical credit losses. At December 31, 2003, the formula-based component of the allowance for commercial loans was $42.6 million.

The commercial formula-based component uses average loss rates based on historical data. Large loan losses may occur in a single period that may be significantly different from the average. To address this risk, Wachovia uses a simulation model to determine additional allowance necessary to mitigate a specific degree of uncertainty in the formula-based component for commercial loans. At December 31, 2003, our portion of the allowance related to this factor was $17.1 million.

We define impaired loans as commercial loans on nonaccrual status. Impaired loans over $5 million and above are individually reviewed and an allowance is determined based on the difference between the loan’s carrying amount and the loan’s fair value. Fair value is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. No other allowance is provided for impaired loans that are individually reviewed. Impaired loans that are not individually reviewed are included in the calculation of the commercial formula-based component. At December 31, 2003, we had no impaired loans over $5.0 million.

For consumer loans, the formula-based component of the allowance is based on the loss rates for specific groups of similar loans in each product category. The loss rates are based on historical loss data, historical delinquency patterns, vintage analyses and credit score-based forecasting methods. An additional amount is calculated to incorporate the effect of economic trends such as unemployment on specific product categories. In addition, since the majority of the consumer portfolio is collateralized by residential real estate, we also include an amount for deflation in home prices in certain geographic areas. The formula-based component of the allowance for consumer loans amounted to $8.5 million at December 31, 2003.

The final component of the allowance represents the effect of factors that are not fully captured elsewhere in the model and includes amounts for deteriorating industries, macroeconomic factors and imprecision in the models to develop the allowance.

Our commercial portfolio is affected by industry trends and events. In an economic downturn, some industries deteriorate more quickly and to a greater extent than others. We evaluate deteriorating industries by obtaining current, external information on default probabilities. For those industries with a median default probability above a certain threshold, we apply an additional factor to our allowance for borrowers in those industries. The factor used varies depending on the estimate of the degree of deterioration in that industry. At December 31, 2003, this component of the allowance was $13.4 million.

Macroeconomic factors are also considered in estimating the effect of certain events on borrowers’ ability to repay their loans including adverse trends in macroeconomic variables, such as unemployment rates, income growth, inflation and political events. To gain insight on these qualitative factors, Wachovia consults with their chief economist and reviews recent risk assessment reports. At December 31, 2003, our portion of this component of the allowance was $16.0 million.

In addition, a certain level of imprecision will always exist in any model. Model imprecision is accounted for in the allowance by adding a percentage of the formula-based component of the allowance, which is typically between 10% and 25%. At December 31, 2003, this component of the allowance was $9.4 million.

We continuously monitor qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance as described above does not diminish the fact that the entire allowance is available to absorb credit losses in the loan portfolio. Our principal focus is, therefore, on the adequacy of the total allowance for loan losses. A change in credit quality in the commercial portfolio as measured by increasing or decreasing the dollar amount of loans in the criticized category (as defined by the banking regulators) by 10% would not have a significant effect on the related allowance.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2003, 2002 and 2001.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the mortgage assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

In December 2001, the Bank contributed commercial loans with a carrying amount of $4.0 billion and a fair value of $3.7 billion to Wachovia Funding in exchange for the issuance of common stock with a fair value of $3.7 billion and a related increase in paid-in capital of $300.0 million. Since Wachovia Funding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of $4.0 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital.

In October 2002, Wachovia Funding paid the Bank $896.4 million in cash for home equity loans, which reflected a fair value purchase price.

In November 2002, the Bank contributed commercial loans with a carrying amount of $6.4 billion and a fair value of $6.0 billion to Wachovia Preferred Holding. Wachovia Preferred Holding then contributed this portfolio to Wachovia Funding in exchange for the issuance of our Series A, Series B and Series C preferred securities with a fair value of $6.0 billion and a related increase to paid-in capital of $418.7 million. Since Wachovia Funding, Wachovia Preferred Holding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of $6.4 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital.

In December 2002 and February 2003, Wachovia Funding paid the Bank $230.0 million and $483.9 million, respectively, in cash for participation interests in commercial loans, which reflected a fair value purchase price.

In June 2003, September 2003 and November 2003, Wachovia Funding paid $439.9 million, $811.7 million and $758.5 million, respectively, in cash to the Bank for participation interests in residential mortgages, which reflected a fair value purchase price.

In December 2001, the Bank contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673.0 million to us in exchange for common stock. After the contribution of the receive-fixed interest rate swaps, but prior to December 31, 2001, we entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with the same unaffiliated third party. Between the time that we received the receive-fixed interest rate swaps, and the time that we entered into the pay-fixed interest rate swaps, we realized a decrease in fair value of $95.6 million in the receive-fixed interest rate swaps as a result of changes in the then-prevailing interest rates.

2003 to 2002 Twelve Months Comparison

Interest Income.    Interest income increased $179.9 million from 2002, or 86%, to $388.1 million in 2003. Interest on all commercial loans increased to $308.3 million in 2003 from $153.6 million in 2002, representing a full year of interest in 2003 on commercial loans contributed in November 2002 in addition to interest on loans purchased in 2002 and 2003. Interest on residential loans increased $32.3 million, or 87%, to $69.3 million in 2003 from $37.0 million in 2002 as a result of residential mortgage loans purchased in 2002 and 2003. Interest income on cash invested in overnight eurodollar deposit investments decreased $7.0 million, or 40%, in 2003 to $10.5 million from $17.5 million in 2002 primarily due to the decline in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2003, are presented below.

	Year Ended December 31, 2003			Year Ended December 31, 2002
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$9,776,243	308,281	3.15%	$4,668,884	153,561	3.29%
Home equity loans	695,341	43,597	6.27	438,609	30,678	6.99
Residential mortgages	563,077	25,685	4.56	95,759	6,342	6.62
Interest-bearing deposits in banks and other earning assets	927,153	10,506	1.13	1,079,933	17,541	1.62

Total earning assets	$11,961,814	388,069	3.24%	$6,283,185	208,122	3.31%

The dollar amount of change in interest income related to our interest-earning assets for the two years ended December 31, 2003, is presented below.

	2003 Compared to 2002			2002 Compared to 2001
(In thousands)	Interest Income Variance	Variance Attributable to (a)		Interest Income Variance	Variance Attributable to (a)
		Rate	Volume		Rate	Volume
EARNING ASSETS
Commercial loans	$154,720	(9,798)	164,518	141,105	(9,855)	150,960
Home equity loans	12,919	(4,108)	17,027	(4,420)	(11,691)	7,271
Residential mortgages	19,343	(6,790)	26,133	(3,327)	(918)	(2,409)
Interest-bearing deposits in banks and other earning assets	(7,035)	(4,929)	(2,106)	6,585	(16,299)	22,884

Total earning assets	$179,947	(25,625)	205,572	139,943	(38,763)	178,706

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense decreased to $6.5 million in 2003 from $10.5 million in 2002 due to the decline in short-term interest rates paid on the collateral held on the interest rate swaps and the decline in the collateral.

Provision for Loan Losses.    The provision for loan losses remained relatively flat at $15.3 million in 2003 from $15.2 million in 2002. In 2003, we enhanced our allowance for loan losses methodology by developing certain allowance components that were pro-rata allocations of Wachovia’s allowance in 2002 to be specific calculations based on our loan portfolio. In particular, we developed loss rates for our home equity portfolio and we began evaluating deteriorating industries for our commercial loans. These refinements in 2003 resulted in an additional provision expense of approximately $4.0 million thereby increasing the allowance for loan losses, which was offset by a decreased provision expense of approximately $5.0 million related to lower principal balances and an increase in overall credit quality of the portfolio.

Gain on Interest Rate Swaps.    The gain on interest rate swaps decreased $61.8 million in 2003 from $76.1 million in 2002. The decrease is the result of changes in interest rates. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $5.1 million to $6.4 million in 2003 from $1.3 million in 2002 due to higher average loans from the loan contributions and purchases in 2003 and 2002. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.03%.

Management Fees.    Management fees increased $11.9 million to $19.1 million in 2003 compared with $7.2 million in 2002 due to higher average loans from the loan contributions and purchases in 2003 and 2002. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis to those that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Income Tax (Expense) Benefit.    Income tax expense was $5.3 million in 2003, based on the $15.2 million in net income of our taxable REIT subsidiary, WPR. An income tax benefit of $57.2 million in 2002 reflected the write off of our net deferred income tax liability of $124.1 million as of December 2001, resulting from our change in tax status from a taxable corporation to a REIT. The 2002 income tax benefit is net of a deferred income tax expense of $63.4 million related to the formation of WPR in 2002.

2003 to 2002 Three Months Comparison

Wachovia Funding earned net income of $83.9 million and realized a net loss of $136,000 in the fourth quarter of 2003 and 2002, respectively. The $136,000 net loss in the fourth quarter of 2002 was primarily due to a deferred income tax expense of $63.4 million related to the formation of WPR. The majority of the income in both quarters was earned from interest on commercial, residential and home equity loans. Average loan balances increased 49% from the fourth quarter of 2002 to the fourth quarter of 2003. Interest income on loans, loan servicing costs and management fees increased over the same period. Interest expense decreased $871,000 from the fourth quarter of 2002 to the fourth quarter of 2003. This decrease was due to a decline in the collateral held on the interest rate swaps. Gain (loss) on interest rate swaps decreased $9.6 million from the fourth quarter of 2002 to the fourth quarter of 2003. No other significant variances existed between the two quarters.

2002 to 2001 Twelve Months Comparison

Interest Income.    Interest income increased $139.9 million from 2001, or 205%, to $208.1 million in 2002. Interest on all commercial loans increased to $153.6 million in 2002 from $12.5 million in 2001, representing a full year of interest in 2002 on commercial loans contributed to us in December 2001 in addition to interest on loans contributed in November 2002. Interest on residential loans decreased $7.8 million, or 17%, to $37.0 million in 2002 from $44.8 million in 2001 as a result of reinvestment in lower yielding loans in a declining interest rate environment. Interest income on cash invested in overnight eurodollar deposit investments increased $6.6 million, or 60%, in 2002 to $17.5 million from $11.0 million in 2001 due to cash investment balances increasing from loan collections and cash received in December 2001 as collateral for interest rate swaps.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2002, is presented below.

	Year Ended December 31, 2002			Year Ended December 31, 2001
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$4,668,884	153,561	3.29%	$338,233	12,456	3.68%
Home equity loans	438,609	30,678	6.99	352,778	35,098	9.95
Residential mortgages	95,759	6,342	6.62	130,023	9,669	7.44
Interest-bearing deposits in banks and other earning assets	1,079,933	17,541	1.62	271,421	10,956	4.04

Total earning assets	$6,283,185	208,122	3.31%	$1,092,455	68,179	6.24%

The dollar amount of change in interest income related to our interest-earning assets for the two years ended December 31, 2002, is presented below.

	2002 Compared to 2001			2001 Compared to 2000
(In thousands)	Interest Income Variance	Variance Attributable to (a)		Interest Income Variance	Variance Attributable to (a)
		Rate	Volume		Rate	Volume
EARNING ASSETS
Commercial loans	$141,105	(9,855)	150,960	12,456	—	12,456
Home equity loans	(4,420)	(11,691)	7,271	14,439	(4,940)	19,379
Residential mortgages	(3,327)	(918)	(2,409)	(9,890)	693	(10,583)
Interest-bearing deposits in banks and other earning assets	6,585	(16,299)	22,884	(6,083)	(5,945)	(138)

Total earning assets	$139,943	(38,763)	178,706	10,922	(10,192)	21,114

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense increased to $10.5 million in 2002 from $857,000 in 2001 representing a full year of interest accrued in 2002 compared with one month of interest accrued in 2001 on cash collateral received related to interest rate swaps that were contributed to us in December 2001. Interest is paid based on a short-term interest rate.

Provision for Loan Losses.    The provision for loan losses increased $9.9 million to $15.2 million in 2002 from $5.3 million in 2001 primarily as a result of average loans increasing to $5.2 billion in 2002 from $821.0 million in 2001. Average loans increased primarily from the contribution of $4.0 billion of commercial loans in December 2001, as well as contributions or acquisitions of loans in late 2002. The allowance for loan losses was 0.97% and 0.85% of loans, net of unearned income, as of December 31, 2002 and 2001, respectively.

Gain on Interest Rate Swaps.    The gain on interest rate swaps was $76.1 million in 2002 compared with a loss of $95.9 million in 2001. The gain is the result of changes in the interest rate environment that increased the fair value of our net investment in the interest rate swaps. We recognized a loss of $95.9 million in 2001 as a result of a decrease in fair value of our receive-fixed interest rate swaps prior to entering into the pay-fixed interest rate swaps that serve as an economic hedge of the receive-fixed rate swaps. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

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

Management Fees.    Management fees were $7.2 million in 2002 compared with zero in 2001. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis to those that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In 2001, we did not meet the second of these criteria and were not charged a management fee.

Other Expense.    Other expense decreased $360,000, or 20%, to $1.4 million in 2002. In 2001, $975,000 was paid to the Bank in consideration for the Bank providing a guaranty of our obligations under the receive-fixed interest rate swaps before we entered into the pay-fixed interest rate swaps, and zero was paid in 2002. Additionally, losses on loan sales were $358,000 in 2001 and zero in 2002. Foreclosure expense increased $807,000 in 2002, due to an increase in foreclosures activity associated with a larger, more seasoned loan portfolio.

Income Tax Benefit.    Income tax benefit increased $44.5 million to $57.2 million in 2002 from 2001 as a result of a change in our tax status from a taxable corporation to a REIT in 2002. The 2002 income tax benefit is net of a deferred income tax expense related to the formation of WPR in 2002.

Balance Sheet Analysis

December 31, 2003 to December 31, 2002

Total Assets.    At both December 31, 2003, and December 31, 2002, total assets were $12.5 billion. As of December 31, 2003, $8.8 billion, or 71% of our assets, consisted of a 100% participation interest in commercial loans, $1.8 billion, or 15% of our assets, consisted of a 100% participation interest in residential mortgages, and $475.9 million, or 4% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans increased $190.0 million to $11.1 billion at December 31, 2003, compared with December 31, 2002. See the “Allowance for Loan Losses” section of “Critical Accounting Policies” and Table 2, Loan Losses and Recoveries and Past Due Loans, following “—Accounting and Regulatory Matters” for additional information.

Commercial loan maturities on a historical basis for the years ended December 31, 2003 and 2002, is presented below.

	December 31,
	Commercial and Commercial Real Estate
(In thousands)	2003	2002
FIXED RATE
1 year or less	$72,136	12,675
1-5 years	56,457	35,386
After 5 years	181,599	166,157

Total fixed rate	310,192	214,218

ADJUSTABLE RATE
1 year or less	1,406,296	617,150
1-5 years	4,028,092	4,564,022
After 5 years	3,081,196	4,546,961

Total adjustable rate	8,515,584	9,728,133

Total	$8,825,776	9,942,351

Allowance for Loan Losses.    The allowance for loan losses increased $704,000 from December 31, 2002, to $107.0 million at December 31, 2003. In 2003, we enhanced our allowance for loan losses methodology by developing certain allowance components that were pro-rata allocations of Wachovia’s allowance in 2002 to be specific calculations based on our loan portfolio. In particular, we developed loss rates for our home equity portfolio and we began evaluating deteriorating industries for our commercial loans. These refinements resulted in more allowance for those components, which were offset by less allowance for our commercial portfolio as credit quality improved. See Table 2, Loan Losses and Recoveries and Past Due Loans, following “—Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.    Interest rate swaps decreased to $519.0 million at December 31, 2003, from $577.7 million at December 31, 2002, which represents the decrease in the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable-Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $149.2 million at December 31, 2003, compared with a net receivable position of $158.6 million at December 31, 2002, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $519.5 million at December 31, 2003, from $575.8 million at December 31, 2002, reflecting cash released as a result of the decline in the fair value of the interest rate swaps.

December 31, 2002 to December 31, 2001

Total Assets.    At December 31, 2002, total assets were $12.5 billion compared with $5.9 billion at December 31, 2001. As of December 31, 2002, $9.9 billion, or 80% of our assets, consisted of a 100% participation interest in commercial loans, and $939.1 million, or 8% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans increased $6.6 billion to $10.9 billion at December 31, 2002, compared with December 31, 2001, primarily due to a $5.9 billion increase in commercial loans as a result of loan purchases or contributions in 2002.

Allowance for Loan Losses.    The allowance for loan losses increased $69.2 million from December 31, 2001, to $106.3 million at December 31, 2002, as result of allowance transferred with commercial loans contributed to or purchased by us from the Bank in 2002. The allowance was 0.97% of loans, net of unearned income, at December 31, 2002, and 0.85% at December 31, 2001.

Interest Rate Swaps.    Interest rate swaps increased to $577.7 million at December 31, 2002, from $573.6 million at December 31, 2001, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable-Affiliates, Net.    Net accounts receivable from affiliates increased to $158.6 million at December 31, 2002, from a net accounts payable position of $9.4 million at December 31, 2001, as a result of intercompany cash transactions.

Other Assets.    Other assets increased $13.0 million, or 77%, to $29.8 million at December 31, 2002, from $16.8 million at December 31, 2001, due to an increase in accrued interest receivable.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps increased to $575.8 million at December 31, 2002, from $570.3 million at December 31, 2001. As part of the receive-fixed interest rate swaps contributed to us by the Bank in December 2001, the unaffiliated counterparty to the swaps provided collateral that we hold.

Other Liabilities.    Other liabilities increased to $16.7 million at December 31, 2002, from $7.7 million at December 31, 2001, due to the increase in minority interest after the sale of a 2% interest in one of our subsidiary’s membership units to an affiliate of the Bank in exchange for cash in December 2002.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2003 and 2002, commitments to extend credit were $1.3 billion and $1.5 billion, respectively. The decrease in commitments was largely due to the run-off of commercial loans that were contributed in 2002 and 2001.

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

Credit risk is managed through a combination of policies and procedures and risk-taking or commitment authorities that are tracked and regularly updated in a centralized database. Wachovia’s board of directors granted credit authority to the chief executive officer, who in turn, has delegated that authority to the chief risk officer. Certain credit authorities are further delegated through the independent risk management organization. Most officers who are authorized to incur credit exposure are in the risk management organization and are independent of the officers who are responsible for generating new business.

The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines approved by Wachovia’s Credit Risk Committee. These guidelines are based on the default probabilities associated with the credit facilities extended to each borrower or related group of borrowers as well as on the economic capital associated with them.

Concentration risk is managed through geographic and industry diversification, country limits and loan quality factors. Wachovia’s Credit Risk Committee approves industry concentration and country exposure limits.

Commercial Credit.    All commercial loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation and the probable loss in the event of a default.

Commercial credit extensions are also evaluated using a Risk Adjusted Return on Capital (“RAROC”) model that considers pricing, internal risk ratings, loan structure and tenor, among other variables. This produces a risk and return analysis, enabling the efficient use of economic capital attributable to credit risk. The same credit processes and checks and balances are used for unfunded commitments as well as for funded exposures.

The portfolio management group within the risk management organization calculates economic capital for all credit risk assets. As part of their annual capital level review, this group analyzes factors that are used to determine the amount of economic capital needed to support credit risk in the loan portfolio. The economic capital methodologies for credit risk are reviewed and approved by Wachovia’s RAROC Advisory Committee, a subcommittee of Wachovia’s Asset and Liability Committee.

The Credit Risk Review unit is an independent unit that performs risk process reviews and evaluates a representative sample of credit extensions after the fact. Credit Risk Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting and servicing practices. This unit reports directly to the Credit and Finance Committee of the Wachovia board of directors.

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

In commercial lending, servicing of credit exposure may be as often as weekly for certain types of asset-based lending, to annually for lower risk term loans. Some term loans having characteristics similar to retail loans are monitored for delinquencies only. In general, quarterly or semiannual servicing is normal for all significant exposures. The internal risk ratings are confirmed with each major servicing event.

Borrower exposures may be designated as “watch list” accounts when warranted by either environmental factors or individual company performance. Such accounts are subjected to additional quarterly reviews by the business line management, risk management and credit risk review staff and Wachovia’s chief risk officer in order to adequately assess the borrower’s credit status and to take appropriate action. In addition, projections of both nonperforming assets and losses for future quarters are performed monthly. Wachovia has also established special teams composed of highly skilled and experienced lenders to manage problem credits. These teams handle commercial recoveries, workouts and problem loan sales.

Commercial credit checks and balances, the independence of risk management functions and specialized processes are all designed to avoid problems where possible and to recognize and address problems early in the cycle when they do occur.

Consumer Credit.    In retail lending, Wachovia manages credit risk from a portfolio view rather than by specific borrower as in commercial lending. The risk management division, working with the line of business, determines the appropriate risk and return profile for each portfolio, utilizing a variety of tools including quantitative models and scorecards tailored to meet Wachovia’s specific needs.

By incorporating these models and policies into computer programs or “decisioning engines,” much of the underwriting is automated. Once a line of credit or other retail loan is extended, it is included in the overall portfolio, which is continuously monitored for changes in delinquency trends and other asset quality indicators. Delinquency action on individual credits is taken monthly or as needed if collection efforts are necessary. The independent credit risk review unit also has a retail component to ensure adequacy and timeliness of retail credit processes. The portfolio management group also calculates economic capital for retail credit assets.

To the extent that we acquire loans or participation interests in loans from unaffiliated third parties in the future, we intend to follow substantially similar credit risk management strategies as Wachovia.

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in North Carolina, New Jersey and Florida.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. If there is a further decline in interest rates, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At December 31, 2003, approximately 14% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2003, $10.5 billion, or 84% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2003, our liabilities were $758.9 million, or 6% of our assets, while stockholders’ equity was $11.7 billion, or 94% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2003, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of the $1.6 billion of fixed rate loans and loan participations approximated their carrying amounts at December 31, 2003. The fair value of the $9.6 billion of variable rate loans and loan participations was approximately $9.3 billion at December 31, 2003.

(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$809,384	—	—	—	—	809,384
Loans and loan participations
Fixed rate	484	77,003	31,526	64,408	1,390,411	1,563,832
Variable rate	—	1,406,298	2,324,968	1,703,303	4,146,872	9,581,441

Total rate-sensitive assets	$809,868	1,483,301	2,356,494	1,767,711	5,537,283	11,954,657

Total rate-sensitive liabilities	$519,460	—	—	—	—	519,460

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of operations.

In December 2001, the Bank contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673.0 million to us in exchange for common stock. The unaffiliated counterparty to the receive-fixed interest rate swaps provided cash collateral to us. We pay interest to the counterparty on the collateral at a short-term interest rate. After the contribution of the receive-fixed interest rate swaps, but prior to December 31, 2001, we entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with the same unaffiliated third party.

At December 31, 2003, our position in interest rate swaps was an asset of $921.0 million and a liability of $402.0 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
INTEREST RATE SWAP ASSETS
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	6.10	7.45	—	7.41
Weighted average pay rate (a)	—%	—	1.18	1.17	—	1.17
INTEREST RATE SWAP LIABILITIES
Notional amount	$—	—	150,000	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	—	1.18	1.17	—	1.17
Weighted average pay rate (a)	—%	—	4.84	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2003.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2003, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.17%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.24 years, weighted average receive rate of 1.17% and weighted average pay rate of 5.69% at December 31, 2003. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2003.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $22.3 million or $46.0 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $21.0 million or $40.8 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our assets are primarily loans originated by the Bank, and since we rely on servicing, which includes delegating servicing to third parties in some circumstances, and administrative services from Wachovia or its affiliates, the following is a discussion of Wachovia’s operational risk management strategies. This risk is inherent in all of Wachovia’s businesses.

The financial services industry is in the early stages of developing a comprehensive and enterprise-wide framework for organizational structure, processes, and technologies to manage and measure operational risk. Wachovia recognized the need to establish operational risk as a distinct risk when they revised their economic capital models in 2000. Quantification of operational risk is challenging and highly complex, and Wachovia has devoted significant resources to refining their framework and models. Wachovia believes that proactive management of operational risk is a competitive advantage due to lower earnings volatility, greater customer satisfaction and enhanced reputation.

Operational risk is divided into the following functional risk areas: vendor risk, compliance, technology, financial, fiduciary, human capital, business continuity planning, legal, change and implementation risk, and internal and external fraud. In addition to Wachovia’s governance process, Wachovia devotes significant emphasis and resources to continuous refinement of processes and tools that aid us in proactive identification and management of material operational risks. Additionally, Wachovia focuses on training, education and development of a risk management culture that reinforces the message that all employees are responsible for the management of operational risk.

The enterprise-wide operational risk team reporting to the chief risk officer is composed of professionals who work with business line and risk management resources to deploy and improve operational risk management competencies, processes and technologies. Additionally, this group is responsible for corporate operational risk governance and information reporting to executive management and to Wachovia’s board of directors, including the Audit & Compliance Committee and the Credit & Finance Committee.

To further strengthen our risk management governance processes and structure, Wachovia has developed several enterprise-wide policies covering governance, risk and control self-assessment, loss collection, and economic and regulatory capital. In 2003, Wachovia selected a technology platform to improve the efficiency and consistency of risks, controls, and loss data collection and reporting. Additionally, Wachovia has reorganized the compliance function to enhance its independence. All business line compliance resources now report centrally to the risk management division under the leadership of Wachovia’s chief compliance officer.

Wachovia has also focused on operational risks such as business continuity, reliance on vendors and privacy/information security. These risks are not unique to Wachovia and are inherent in the financial services industry.

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

Liquidity Risk Management

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure we maintain the ability to fund operations cost-effectively and to meet current and future potential obligations. In managing liquidity, we take into account various legal limitations placed on us.

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

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate.

At December 31, 2003, our liabilities principally consist of cash collateral held on the receive-fixed interest rate swaps. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Financial Disclosure

As a subsidiary of Wachovia, we are included in Wachovia’s internal control procedures that include internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. The following is a discussion of Wachovia’s process of maintaining and evaluating internal controls over financial reporting. Wachovia’s general process of maintaining and evaluating internal controls over financial reporting also includes maintaining and evaluating internal controls over the financial reporting of Wachovia Funding. Wachovia is subject to the internal control reporting and attestation requirements of the Federal Deposit Insurance Corporation Improvement Act, and therefore, it is very familiar with the process of maintaining and evaluating its internal controls over financial reporting. Wachovia’s management, including certain of its executive officers who are also executive officers of Wachovia Funding (see “Item I. Business—Employees “), are also focused on “disclosure controls and procedures,” which as defined by the SEC, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including Wachovia’s chief executive officer and chief financial officer, who are also the chief executive officer and chief financial officer of Wachovia Funding, respectively, as appropriate, to allow timely decisions regarding required disclosure.

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s disclosure committee and Wachovia’s internal auditors, and Wachovia’s external auditors, who are also our external auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information are also reviewed with the Audit & Compliance Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis. In addition, representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or adoption of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis. As required by applicable regulatory requirements, Wachovia’s chief executive officer and the chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures and internal controls over financial reporting. With the assistance of its disclosure committee, Wachovia will continue to assess and monitor the disclosure controls and procedures of Wachovia and Wachovia Funding and will make refinements as necessary.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below. Further information, including amounts involved, is presented in Note 6 to Notes to Consolidated Financial Statements.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgage loans. We are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2003 and 2002, and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We did not meet Wachovia’s criteria for being assessed a fee in 2001, and therefore no fee was charged. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2003, 2002 and 2001, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

Purchased Loans.    In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under this SOP, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. The SOP is effective for loans acquired beginning in 2005, with early adoption encouraged. We are currently evaluating when we will adopt this SOP and the impact it will have on our consolidated financial position or results of operations.

Regulatory Matters.    Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our consolidated financial condition or results of operations.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2003	2002	2001
RATIOS
Return on assets	2.78%	4.22	(2.32)
Return on stockholders’ equity	2.95	4.90	(2.43)
Stockholders’ equity to assets	94.25	86.25	95.26
Dividend payout ratio	114.34%	27.26	—

Table 2    LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS

	Years Ended December 31,
(In thousands)	2003	2002	2001
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$106,325	37,158	3,833
Provision for loan losses	15,278	15,215	5,262
Allowance relating to loans sold	(1,389)	(2,005)	(515)
Allowance related to loans contributed from the Bank	—	63,895	33,681
Net charge-offs	(13,185)	(7,938)	(5,103)

Balance, end of period	$107,029	106,325	37,158

LOAN LOSSES
Commercial and commercial real estate loans	$6,852	1,124	—
Residential mortgages	50	—	—
Home equity	7,292	7,213	5,155

Total loan losses	14,194	8,337	5,155

LOAN RECOVERIES
Commercial and commercial real estate loans	705	—	—
Residential mortgages	—	—	—
Home equity	304	399	52

Total loan recoveries	1,009	399	52

Net charge-offs	$13,185	7,938	5,103

Total net charge-offs as % of average loans, net	0.12%	0.15	0.62

Accruing loans past due 90 days	$21,563	3,182	3,419

Allocation of the Allowance for Loan Losses

	December 31,
	2003		2002		2001
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial and commercial real estate loans	$59,729	79%	$70,910	90%	$22,651	91%
Residential mortgages	6,835	17	395	1	87	2
Home equity loans	1,637	4	1,969	9	2,068	7
Unallocated	38,828	—	33,051	—	12,352	—

Total	$107,029	100%	$106,325	100%	$37,158	100%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2003, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

As of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers

We currently have two executive officers. Our executive officers are also executive officers of Wachovia. G. Kennedy Thompson has been our Chief Executive Officer since November 2002 and Robert P. Kelly has been our Chief Financial Officer since November 2002. We estimate that our executive officers devote less than 5% of their time to managing our business. The names of our executive officers, their ages, their positions with Wachovia and their business experience during the past five years, are as follows:

G. Kennedy Thompson (53).    Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999, of Wachovia. Previously, Chairman, from March 2001 to September 2001; and Vice Chairman, prior to December 1999, of Wachovia. Also, a director of Wachovia and Florida Rock Industries, Inc.

Robert P. Kelly (49).    Senior Executive Vice President and Chief Financial Officer of Wachovia since September 2001. Previously, Executive Vice President and Chief Financial Officer of Wachovia, from November 2000 to September 2001; and Vice Chairman-Group Office of Toronto Dominion Bank from February 2000 to July 2000, and Vice Chairman-Retail Banking prior to February 2000, of Toronto Dominion Bank.

None of our executive officers owns any shares of our capital stock.

Directors

We currently have four directors. One of our directors, G. Kennedy Thompson, is also an executive officer and director of Wachovia. The names of our directors, their ages, their positions with Wachovia Funding, Wachovia and/or their business experience during the past five years, are as follows:

James E. Alward (60).    Retired since June 1998. Previously, Vice President of Taxes, CVS Corporation, a national retail drug store chain. Director since 2002.

Joel J. Griffin (57).    Chairman, The Griffin Company, Atlanta, Georgia, a real estate development, marketing, brokerage and construction services business. Director since 2002.

Charles F. Jones (49).    Chief Executive Officer, Exchange Chemical, Inc., Atlanta, Georgia, a chemical reseller and distributor. Director since 2002.

G. Kennedy Thompson (53).    Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999, of Wachovia. Previously, Chairman, from March 2001 to September 2001; and Vice Chairman, prior to December 1999, of Wachovia. Director since 2002. Also, a director of Wachovia and Florida Rock Industries, Inc.

Messrs. Alward, Griffin and Jones are our Independent Directors, as discussed below under “—Independent Directors”. Each of our directors will serve until their successors are duly elected and qualified.

None of the members of our board of directors owns any shares of our capital stock.

Independent Directors

Our certificate of incorporation requires that, so long as any Series A preferred securities are outstanding, certain actions by us must be approved by a majority of our Independent Directors satisfying the definition of being “independent” as set forth in the corporate governance standards of the NYSE. We currently have three Independent Directors.

Audit Committee

We have an Audit & Compliance Committee consisting of Messrs. Alward (Chair), Griffin and Jones, our three Independent Directors.

The primary purpose of the Audit & Compliance Committee is to assist our board of directors in its oversight of internal controls, the consolidated financial statements and the audit process. To that end, the Committee shall:

•	retain and terminate our independent certified public accountants;

•	review reports prepared by management and the independent certified public accountants on systems of internal control and the audit and compliance process; and

•	review the consolidated financial statements, which are prepared by management and audited by the independent certified public accountants.

Our board of directors has determined that at least one member of the Audit & Compliance Committee qualifies as an audit committee financial expert within the meaning of SEC rules and regulations, and has designated Mr. Alward, the Chair of the Committee, as the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the affiliates, directors and executive officers subject to that Section to file reports with the SEC and the NYSE relating to their ownership of Wachovia Funding Series A preferred securities and any changes in that ownership. To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2003, all Section 16(a) reports applicable to affiliates, directors and executive officers were filed on a timely basis, except for late filings by Wachovia Preferred Holding, regarding their initial report of ownership of 12,000,000 shares of Series A preferred securities and regarding the disposition of 12,000,000 shares of Series A preferred securities in a public offering in June 2003. In each case, the failure to file a timely report was inadvertent and corrected after discovery of the reporting obligation.

Code of Ethics

Wachovia has had a written code of conduct for many years. In 2003, Wachovia’s board of directors adopted a revised Code of Conduct & Ethics, which applies to Wachovia’s directors and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The code includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the code. The Code of Conduct & Ethics is available on Wachovia’s website at www.wachovia.com under the tab “Inside Wachovia—Investor Relations” and then under the heading “Corporate Governance—Code of Conduct & Ethics”. Wachovia intends to post any amendments to or waivers of its Code of Conduct & Ethics (to the extent applicable to Wachovia’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) at this location on our website.

Item 11.    Executive Compensation.

Neither of our executive officers, G. Kennedy Thompson and Robert P. Kelly, receives any compensation from Wachovia Funding. Messrs. Thompson and Kelly are also executive officers of Wachovia, which pays all of their compensation. This item contains information about Messrs. Thompson and Kelly’s compensation for 2003 that was paid by Wachovia.

Executive Compensation

The following information relates to compensation paid or payable to Wachovia Funding’s current Chief Executive Officer and President, G. Kennedy Thompson, and our other executive officer, Robert P. Kelly, who were serving as such at December 31, 2003 (collectively, the “Named Officers”).

Summary Compensation Table

The following table sets forth for the Named Officers: (i) their name and principal position on December 31, 2003 (column (a)); (ii) years covered (column (b)); (iii) annual compensation (columns (c), (d) and (e)), including (A) base salary (column (c)), (B) bonus (column (d)), and (C) other annual compensation not properly categorized as salary or bonus (column (e)); (iv) long-term compensation (columns (f) and (g)), including (A) the dollar value of any award of restricted stock (calculated by multiplying the closing sale price of the common stock on the date of grant by the number of shares awarded) (column (f)), and (B) the sum of the number of stock options granted (column (g)); and (v) all other compensation for the covered year that we believe could not be properly reported in any other column of the table (column (h)).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Position	Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)(4)	All Other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
G. Kennedy Thompson President and CEO	2003 2002 2001	1,000,000 1,000,000 1,000,000	5,250,000 3,750,000 2,600,000	177,252 111,603 74,050	3,142,773 2,832,662 —	593,724 678,120 1,098,800	177,014 191,264 126,533

Robert P. Kelly Senior Executive Vice President and Chief Financial Officer	2003 2002 2001	500,000 500,000 437,500	2,000,000 1,175,000 875,000	84,165 51,208 141,611	879,979 708,175 —	166,243 169,530 266,300	40,418 33,220 23,157

(1)	Amounts include dollars deferred by the Named Officers under Wachovia’s deferred compensation plans. At the election of the participants in such plans, account balances are paid in a lump sum or in ten annual installments upon termination of employment due to death, disability or retirement, except in the event of a “change in control” of Wachovia where the successor or acquiring corporation does not elect to continue such plans, in which case such balances are to be paid in a lump sum. A nonqualified retirement trust has been established to fund certain nonqualified benefit plans, including our deferred compensation plans. Prior to a “change in control” of Wachovia, benefits are paid from the trust only upon our direction. Upon the occurrence of a “change in control”, we are required to contribute an amount to the trust sufficient to pay the benefits required to be paid under such plans as of the date on which the “change in control” occurs.
(2)	Represents reimbursement for (i) payment of taxes, and (ii) personal benefits, if the personal benefits exceed the lesser of $50,000 or 10% of the total of the amounts in columns (c) and (d). Personal benefits for a Named Officer which exceeded 25% of the Named Officer’s total personal benefits in 2003 consists of an expense allowance of $90,000 for Mr. Thompson and $42,000 for Mr. Kelly.

(3)	The aggregate number of shares of restricted Wachovia common stock held as of December 31, 2003, and the value thereof as of such date, were as follows: Thompson: 170,387 shares ($7,938,330); and Kelly: 42,156 shares ($1,964,048).

Shares of restricted stock granted in 2003 were contingent upon Wachovia achieving a 15% return on tangible common equity for 2003. Wachovia met this goal and the restricted shares will vest at a rate of 20% per year over five years. In the event of termination due to death, disability, retirement (as defined in the applicable stock plan), or a “change in control” of Wachovia, any remaining vesting restrictions will lapse. Dividends are paid on shares of restricted stock at the same time dividends on the other outstanding shares of common stock are paid.

(4)	Amounts shown for 2003 consist of the following:

	Thompson	Kelly
Savings plan matching contributions	$59,500	30,000
Value of life insurance premiums*	112,468	10,393
Value of disability insurance	1,136	—
Above market interest on deferred compensation	$3,910	25

*	The value of life insurance premiums includes the value of premiums under split-dollar life insurance agreements. Mr. Thompson terminated his existing split-dollar life insurance agreements in December 2003. Following such termination, Wachovia received its interest in the related life insurance policies under those agreements. In lieu of split-dollar life insurance agreements, Wachovia will compensate Messrs. Thompson and Kelly for the cost of obtaining and maintaining personal supplemental life insurance benefits.

Option/SAR Grants Table

The following table sets forth with respect to grants of stock options of Wachovia common stock made during 2003 to each of the Named Officers: (i) the name of such officer (column (a)); (ii) the number of options granted (column (b)); (iii) the percent the grant represents of the total options granted to all employees during 2003 (column (c)); (iv) the per share exercise price of the options granted (column (d)); (v) the expiration date of the options (column (e)); and (vi) the Black-Scholes value of the options at grant date (column (f)).

Option/SAR Grants in 2003

Name	Number of Securities Underlying Options/SARS Granted (#)(1)	Individual Grants % of Total Options/SARs Granted to Employees in 2003	Exercise or Base Price ($/Sh)	Expiration Date	Black-Scholes Grant Date Value (2)($)
(a)	(b)	(c)	(d)	(e)	(f)
Mr. Thompson	593,724	2.83%	$37.43	04/22/13	$6,388,470
Mr. Kelly	166,243	0.79%	37.43	04/22/13	1,788,775

(1)	These options are nonqualified stock options. The options become exercisable over a five-year period in 20% annual increments, at an option exercise price equal to the market price of the common stock on the date of grant. These options were granted from Wachovia’s 2003 Stock Incentive Plan.
(2)

The values shown for the options referred to in the table reflect standard application of the Black-Scholes pricing model using (i) 60-month volatility (28.00%) and daily stock prices for the five years prior to grant date, (ii) an option term of ten years, (iii) an interest rate that corresponds to the U.S. Treasury rate with a ten-year maturity (4.48%), and (iv) dividends at the annualized rate in place on the date of grant ($1.16). The values do not take into account risk factors such as non-transferability and limits on exercisability. The Black-Scholes options possibilities of future stock returns (dividends plus share price appreciation) resemble a normal “bell-shaped” curve. In assessing the values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, the ultimate value of the option is dependent on the market value of the common stock at a future date, which will depend to a large degree on the efforts of the Named Officers to bring future success to Wachovia for the benefit of all stockholders.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

The following table sets forth with respect to each exercise of Wachovia common stock options (or tandem stock appreciation rights (“SARs”)) and freestanding SARs during 2003 by each of the Named Officers and the year-end value of unexercised options and SARs on an aggregated basis: (i) the name of such officer (column (a)); (ii) the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options or SARs were exercised (column (b)); (iii) the aggregate dollar value realized upon exercise (column (c)); (iv) the total number of unexercised options and SARs held at December 31, 2003, separately identifying the exercisable and unexercisable options and SARs (column (d)); and (v) the aggregate dollar value of in-the-money, unexercised options and SARs held at December 31, 2003, separately identifying the exercisable and unexercisable options and SARs (column (e)).

Aggregated Option/SAR Exercises in 2003 and

December 31, 2003 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at 12/31/03 (#)(1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at 12/31/03 ($)(2) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
Mr. Thompson	—	—	1,788,608/1,212,630	24,744,955/12,029,243
Mr. Kelly	—	—	372,810/329,263	5,309,272/3,305,388

(1)	Upon a “change in control” of Wachovia, all outstanding options will become exercisable.
(2)	Values represent the difference between the option exercise price and the market value of Wachovia common stock on December 31, 2003, rounded to the nearest dollar. Options that have an exercise price above the market value on that date have an attributed value of zero.

Pension Plan and Other Retirement Arrangements Table

The following table sets forth the estimated annual benefits payable upon retirement under Wachovia’s tax qualified pension plan in the specified compensation and years of service classifications indicated below.

Pension Plan Table

Average Annual Compensation	Estimated annual pension plan retirement benefit, assuming a married participant, a straight life annuity and the years of service indicated (1)
	15 years	20 years	25 years	30 years	35 years
$ 200,000	$37,328	$49,771	$62,214	$74,657	$87,100
400,000	37,328	49,771	62,214	74,657	87,100
600,000	37,328	49,771	62,214	74,657	87,100
800,000	37,328	49,771	62,214	74,657	87,100
1,000,000	37,328	49,771	62,214	74,657	87,100
1,200,000	37,328	49,771	62,214	74,657	87,100

(1)	For the year ended December 31, 2003, the annual retirement benefit payable under our pension plan is limited by federal law to $160,000 and the maximum covered compensation is limited to $200,000. The benefit amounts listed above exclude any amount payable under Social Security.

The compensation covered by our pension plan includes basic compensation. The portions of compensation that are considered covered compensation under our pension plan for the Named Officers are the salary amounts indicated in the Summary Compensation Table less deferred amounts. As of January 1, 2004, the credited full years of service under Wachovia’s pension plan were as follows: Mr. Thompson: 28 years; and Mr. Kelly: 3 years.

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

Employment Contracts

Mr. Thompson.    In November 1999, Wachovia entered into an employment agreement with G. Kennedy Thompson, the current Chairman, Chief Executive Officer and President of Wachovia and Chief Executive Officer and President of Wachovia Funding. Mr. Thompson requested an amendment to that agreement in February 2002 resulting in the employment agreement having a three-year (five-year prior to the February 2002 amendment) employment period, which is consistent with other Wachovia executive officers. The employment agreement is automatically extended on an annual basis unless either party determines otherwise prior to the annual extension date. The agreement provides that if Wachovia terminates his employment for reasons other than “cause”, death, disability or retirement or he terminates his employment for “good reason”, then he will be entitled to (i) a pro rata annual bonus for the period prior to his termination date, based on the highest bonus paid to him during either the three-year period prior to his termination or the three-year period prior to the date of the agreement, (ii) an amount equal to three times (five times prior to the February 2002 amendment) his annual base salary and the highest bonus determined under (i) above, and (iii) medical and life insurance benefits for him and his family for three years (five years prior to the February 2002 amendment) after his termination date (or for life if the termination date occurs after a “change in control” of Wachovia). The agreement also provides for a gross-up payment equal to the amount of excise taxes (plus the applicable federal and state income, FICA and excise taxes due on such gross-up payment) payable by him if his employment is terminated in conjunction with a “change in control” of Wachovia and such taxes become payable as a result of payments to him under the agreement or otherwise, being deemed to be “excess parachute payments” for federal tax purposes.

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

Performance Graph

Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have 99,999,900 shares of common stock issued and outstanding. The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than 5% of the shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class
Wachovia Preferred Funding Holding Corp. 1620 East Roseville Parkway Roseville, California 95661	99,851,752	99.85%

In addition to the foregoing, Wachovia Preferred Holding owns:

•	40,000,000 (or 100%) of our outstanding Series B preferred securities;

•	4,233,754 (or 100%) of our outstanding Series C preferred securities; and

•	802 (or approximately 88%) of our outstanding Series D preferred securities.

None of our directors or executive officers owns any of our common stock. Each Series A, Series B, and Series C preferred security has 1/10th of a vote per share. The Series D preferred securities are non-voting. Certain of our executive officers each owns one of the Series D preferred securities.

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

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2003, 2002 and 2001, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

See also “Item 7—Transactions with Related Parties”.

Wachovia, the Bank and Wachovia Preferred Holding control approximately 97% of our outstanding voting shares.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the professional fees paid to KPMG LLP by Wachovia Funding for professional services rendered for the calendar years 2003 and 2002. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002
Audit Fees (1)	$60,000	60,000
Audit-Related Fees (2)	79,539	194,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total Fees	$139,539	254,000

(1)	These are fees paid for professional services rendered for the audit of Wachovia Funding’s annual consolidated financial statements and for the reviews of the consolidated financial statements included in Wachovia Funding’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory or regulatory filings or engagements.
(2)	These are fees paid for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above, including fees relating to various SEC filings and comfort letters.
(3)	These are fees paid for professional services rendered for tax compliance, tax planning and tax advice.
(4)	These are fees paid for permissible work performed by KPMG LLP that do not meet the above categories, consisting of risk management services, merger integration assistance, forensic services and business process reviews.

Audit & Compliance Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit & Compliance Committee of the board of directors pre-approves all audit, audit-related and non-audit services provided by our independent auditors, KPMG LLP, prior to the engagement of KPMG LLP with respect to those services. Generally, at or prior to the beginning of each year, Wachovia Funding’s management submits to the Audit & Compliance Committee detailed information regarding those specific audit, audit-related and permissible non-audit services that it is aware of and recommends the Committee engage the independent auditors to provide for the fiscal year. Management discusses the services with the Audit & Compliance Committee, including the rationale for using our independent auditors for non-audit services, including tax services, and whether the provision of those non-audit services by KPMG LLP is compatible with maintaining the auditors’ independence. Thereafter, any additional audit, audit-related or non-audit services that arise and that were not submitted to the Audit & Compliance Committee for pre-approval at the beginning of the year are also similarly submitted to the Audit & Compliance Committee for pre-approval. The Audit & Compliance Committee has delegated to the Chair of the Audit & Compliance Committee the authority to pre-approve the engagement of the independent auditors when the entire Committee is unable to do so. All such pre-approvals are then reported to the entire Committee at the next Committee meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2003, are included in this report at the pages indicated.

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

During the quarter ended December 31, 2003, we did not file any Current Reports on Form 8-K with the SEC and we have not filed any Current Reports on Form 8-K with the SEC in the first quarter of 2004.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Charlotte, North Carolina

March 11, 2004

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share data)	2003	2002
ASSETS
Cash and cash equivalents	$926,175	851,692
Loans, net of unearned income	11,137,614	10,947,583
Allowance for loan losses	(107,029)	(106,325)

Loans, net	11,030,585	10,841,258

Interest rate swaps	519,006	577,684
Accounts receivable—affiliates, net	—	158,579
Other assets	32,683	29,763

Total assets	$12,508,449	12,458,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	519,460	575,820
Deferred income tax liabilities	72,374	67,015
Accounts payable—affiliates, net	149,203	—
Other liabilities	17,858	16,740

Total liabilities	758,895	659,575

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2003 and 2002	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2003 and 2002	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2003 and 2002	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2003 and 2002	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2003 and 2002	1,000	1,000
Paid-in capital	11,504,575	11,504,462
Retained earnings	243,236	293,196

Total stockholders’ equity	11,749,554	11,799,401

Total liabilities and stockholders’ equity	$12,508,449	12,458,976

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data and average shares)	2003	2002	2001
INTEREST INCOME	$388,069	208,122	68,179
INTEREST EXPENSE	6,460	10,546	857

Net interest income	381,609	197,576	67,322
Provision for loan losses	15,278	15,215	5,262

Net interest income after provision for loan losses	366,331	182,361	62,060

OTHER INCOME
Gain (loss) on interest rate swaps	14,271	76,120	(95,890)
Other income	17	10	—

Total other income	14,288	76,130	(95,890)

NONINTEREST EXPENSE
Loan servicing costs	6,412	1,275	602
Management fees	19,074	7,162	—
Other	1,360	1,432	1,792

Total noninterest expense	26,846	9,869	2,394

Income (loss) before income tax expense (benefit)	353,773	248,622	(36,224)
Income tax expense (benefit)	5,296	(57,178)	(12,679)

Net income (loss)	348,477	305,800	(23,545)
Dividends on preferred stock	171,937	18,350	—

Net income (loss) available to common stockholders	$176,540	287,450	(23,545)

PER COMMON SHARE DATA
Basic earnings (loss)	$1.77	2.87	(1.07)
Diluted earnings (loss)	$1.77	2.87	(1.07)
AVERAGE SHARES
Basic	99,999,900	99,999,900	21,925,904
Diluted	99,999,900	99,999,900	21,925,904

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2000	$—	148	652,069	94,303	746,520
Net loss	—	—	—	(23,545)	(23,545)
Issuance of common stock in exchange for loans and interest rate swaps, net of deferred income tax liability of $177,029	—	852	4,433,605	—	4,434,457
Cash dividends paid at $85.00 per share	—	—	—	(12)	(12)

Balance, December 31, 2001	—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	305,800	305,800
Issuance of Series A, Series B and Series C preferred securities in exchange for loans	743	—	6,417,988	—	6,418,731
Issuance of Series D preferred securities	—	—	800	—	800
Cash dividends
Series A preferred securities at $0.18 per share	—	—	—	(5,438)	(5,438)
Series B preferred securities at $0.08 per share	—	—	—	(3,254)	(3,254)
Series C preferred securities at $2.27 per share	—	—	—	(9,626)	(9,626)
Series D preferred securities at $34.94 per share	—	—	—	(32)	(32)
Common stock at $0.65 per share	—	—	—	(65,000)	(65,000)

Balance, December 31, 2002	743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	348,477	348,477
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.76 per share	—	—	—	(30,375)	(30,375)
Series C preferred securities at $20.58 per share	—	—	—	(87,109)	(87,109)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $2.27 per share	—	—	—	(226,500)	(226,500)

Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$348,477	305,800	(23,545)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Provision for loan losses	15,278	15,215	5,262
Current income taxes, net	—	(20,784)	20,791
Deferred income tax expense (benefits)	5,359	(57,097)	(51,721)
Interest rate swaps	58,678	(4,064)	99,349
Accounts receivable/payable—affiliates, net	307,782	(167,938)	9,183
Other assets and other liabilities, net	(1,689)	(3,885)	(1,791)

Net cash provided by operating activities	733,885	67,247	57,528

INVESTING ACTIVITIES
(Increase) decrease cash realized from
Loans, net	(204,605)	(95,939)	146,375

Net cash provided (used) by investing activities	(204,605)	(95,939)	146,375

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(56,360)	5,480	570,340
Issuance of Series D preferred securities	—	800	—
Cash dividends paid	(398,437)	(83,350)	(12)

Net cash provided (used) by financing activities	(454,797)	(77,070)	570,328

Increase (decrease) in cash and cash equivalents	74,483	(105,762)	774,231
Cash and cash equivalents, beginning of year	851,692	957,454	183,223

Cash and cash equivalents, end of year	$926,175	851,692	957,454

CASH PAID FOR
Interest	$6,460	10,546	857
Taxes	—	20,784	18,250
NONCASH ITEMS
Commercial loans, net, contributed in exchange for common stock, net of deferred income tax asset of $14,573	—	—	3,953,090
Receive-fixed interest rate swaps contributed in exchange for common stock, net of deferred income tax liability of $191,602	—	—	481,367
Commercial loans, net, contributed in exchange for Series A, Series B and Series C preferred securities	—	6,404,306	—
Accrued interest receivable included in other assets, contributed in exchange for Series A, Series B and Series C preferred securities	—	14,426	—
Adjustment to minority interest	$113	—	—

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. (known prior to July 2002 as First Union Real Estate Asset Company of Connecticut) and its subsidiaries (“Wachovia Funding”) is a subsidiary of its parent company, Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”), which owns 99.85%, or 99,851,752 shares, of the common stock. Wachovia Corporation (“Wachovia”) owns the remaining 148,148 shares, or 0.15%, of Wachovia Funding. Wachovia Preferred Holding is a subsidiary of Wachovia Bank, National Association (the “Bank”), which owns 99.95%, or 4,368 shares, of Wachovia Preferred Holding’s common stock. Wachovia owns the remaining 0.05%, or 2 shares, of Wachovia Preferred Holding’s common stock. The Bank is a wholly-owned subsidiary of Wachovia.

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (“REIT”) since its formation. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by Wachovia. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 530.3 shares, 130 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

Wachovia Funding’s other subsidiary, Wachovia Preferred Realty, LLC (“WPR”), was formed as a Delaware limited liability company in October 2002. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. Following formation of WPR, Wachovia Funding transferred its interest-rate swaps and related cash collateral, including those described below, to WPR. Wachovia Funding owns 98.20% of the outstanding member interests in WPR.

The accounting and reporting policies of Wachovia Funding are in accordance with accounting principles generally accepted in the United States of America. The more significant of these policies used in preparing the consolidated financial statements are described in this summary. Management of Wachovia Funding has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities used to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of Wachovia Funding and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and interest-bearing bank balances. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

LOANS

Wachovia Funding’s principal business objective is to acquire, hold and manage domestic mortgage assets and other authorized investments that will generate income for distribution to Wachovia Funding’s stockholders. These loans are recorded at the principal balance outstanding, net of unearned income. Interest income is recognized on an accrual basis. Loan origination fees and direct costs as well as unearned premiums and discounts are amortized as an adjustment to the yield over the term of the loan.

A loan is considered to be impaired when based on current information, it is probable Wachovia Funding will not receive all amounts due in accordance with the contractual terms of a loan agreement. The fair value of an impaired loan is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring.

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

ALLOWANCE FOR LOAN LOSSES

Wachovia Funding believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflects the careful evaluation of credit risk after consideration of all available information. In developing this assessment, Wachovia Funding must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance for loan losses is maintained at a level Wachovia Funding believes is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. Wachovia Funding employs a variety of statistical modeling and estimation tools in developing the appropriate allowance for loan losses. The allowance for loan losses consists of historical formula-based components for both commercial and consumer loans, impaired loans, and allowance related to additional factors that are indicative of current trends and business cycle issues.

Wachovia Funding continuously monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance for loan losses between the various components does not diminish the fact that the entire

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

allowance for loan losses is available to absorb credit losses in the loan portfolio. The principal focus is, therefore, on the adequacy of the total allowance for loan losses.

COMPREHENSIVE INCOME

Wachovia Funding has no comprehensive income other than net income.

DERIVATIVE FINANCIAL INSTRUMENTS

Wachovia Funding accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheet. Realized and unrealized gains and losses are included as a gain (loss) on interest rate swaps.

On December 4, 2001, and December 6, 2001, Wachovia Preferred Holding contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673.0 million to Wachovia Funding in exchange for common stock. After the contribution, Wachovia Funding entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with an unaffiliated counterparty.

At December 31, 2003, receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.17%. Pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.24 years, weighted average receive rate of 1.17% and weighted average pay rate of 5.69% at December 31, 2003. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2003.

COLLATERAL

Amounts recorded as collateral held on interest rate swaps represent cash pledged to Wachovia Funding by an unaffiliated counterparty to the interest rate swaps. Interest is paid at a market rate and is accounted for on an accrual basis.

INCOME TAXES

Since 2002, Wachovia Funding has been taxed as a REIT under sections 856-860 of the Internal Revenue Code (the “Code”). WREIC has been taxed as a REIT since its inception in 1996. A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to stockholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2003, Wachovia Funding and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2003 and 2002, respectively, and Wachovia Funding has not been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of income tax liability (benefit) to its subsidiaries since

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

2001. WREIC has never been included in Wachovia’s consolidated federal income tax return and has never been subject to any related allocations. As a result of Wachovia Funding’s change in tax status from a taxable corporation to a REIT for the tax year ended December 31, 2002, Wachovia Funding’s net deferred income tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

WPR was formed in October 2002 and has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR files as part of a unitary state income tax return along with other subsidiaries of Wachovia. Upon the establishment of WPR in October 2002, a deferred income tax expense was recorded to establish the initial deferred income tax liability related to financial statement carrying amount versus tax basis differences of the assets contributed to WPR.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares.

NEW ACCOUNTING INTERPRETATION

In 2003, Wachovia Funding adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The required disclosures and ongoing accounting is included in Note 7.

RECLASSIFICATIONS

Certain amounts in 2002 and 2001 were reclassified to conform with the presentation in 2003. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

NOTE 2:    LOANS

Wachovia Funding generally obtains from the Bank participation interests in loans originated by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in North Carolina, New Jersey and Florida. These markets include approximately 60% of Wachovia Funding’s total loan balance at December 31, 2003.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(In thousands)	2003	2002
COMMERCIAL
Commercial and commercial real estate	$8,825,776	9,942,351
CONSUMER
Residential mortgages	1,843,567	72,244
Home equity loans	475,930	939,050

Total loans	11,145,273	10,953,645
Unearned income	7,659	6,062

Total loans, net of unearned income	$11,137,614	10,947,583

At December 31, 2003 and 2002, nonaccrual loans amounted to $15.6 million and $16.3 million, respectively. In 2003, 2002 and 2001, $982,000, $2.1 million and $141,000, respectively, in gross interest income would have been recorded if all nonaccrual and restructured loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2003, 2002 and 2001 amounted to $451,000, $66,000 and $70,000, respectively. Nonaccrual loans are reviewed for impairment if they exceeded $5.0 million at December 31, 2003, and $1.0 million at December 31, 2002. Wachovia Funding had no impaired loans at December 31, 2003, since all nonaccrual loans were each less than the threshold, and therefore were not reviewed for impairment. Impaired loans were $7.9 million at December 31, 2002.

NOTE 3:    ALLOWANCE FOR LOAN LOSSES

(In thousands)	2003	2002	2001
Balance, beginning of year	$106,325	37,158	3,833
Provision for loan losses	15,278	15,215	5,262
Allowance related to loans sold	(1,389)	(2,005)	(515)
Allowance related to loans contributed from the Bank	—	63,895	33,681

Total	120,214	114,263	42,261

Loan losses	(14,194)	(8,337)	(5,155)
Loan recoveries	1,009	399	52

Loan losses, net	(13,185)	(7,938)	(5,103)

Balance, end of year	$107,029	106,325	37,158

NOTE 4:    STOCKHOLDERS’ EQUITY

In 2002, Wachovia Funding issued 30,000,000, 40,000,000, 4,233,754 and 913 shares of Series A, Series B, Series C and Series D preferred securities, respectively. In 2001, Wachovia Funding issued 575 shares of common stock. Subsequently, in 2002 the par value of Wachovia Funding’s common stock was changed from $1.00 to $0.01 per share. Each shareholder received 148,148 shares for each share held prior to the recapitalization, which represented a total of 99,999,900 shares. As a result of this recapitalization, share and per share information for each period presented has been restated to reflect this change.

Wachovia Funding has authorized preferred and common stock. The preferred securities consist of Series A, Series B, Series C and Series D. Series A, Series B and Series D preferred securities are non-

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

cumulative and only receive dividends when declared by the board of directors. If declared, Series A, Series B and Series D holders will receive 7.25%, three-month LIBOR plus 1.83% and 8.5% per security, respectively. Series C preferred securities have cumulative dividend rights in which holders are entitled to dividends at the rate equal to three-month LIBOR plus 0.85% per annum per security for the first seven years after issuance after which the dividend will increase to three-month LIBOR plus 2.25% per annum per security. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings.

In the event that Wachovia Funding is liquidated or dissolved, the holders of the preferred securities will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders or general unsecured creditors. The liquidation preference is $25.00 for Series A and Series B preferred securities, and $1,000 for Series C and Series D preferred securities. With respect to the payment of dividends and liquidation preference, the Series A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the unlikely event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are convertible into certain preferred stock of Wachovia.

NOTE 5:    INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes for each of the years in the three-year period ended December 31, 2003, is presented below.

(In thousands)	2003	2002	2001
CURRENT INCOME TAX EXPENSE (BENEFIT)
Federal	$—	44	39,042
State	(63)	(125)	—

Total current income tax expense (benefit)	(63)	(81)	39,042

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	5,221	(58,169)	(51,721)
State	138	1,072	—

Total deferred income tax expense (benefit)	5,359	(57,097)	(51,721)

Total income tax expense (benefit)	$5,296	(57,178)	(12,679)

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2003, is presented below.

	2003		2002		2001
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income (loss) before income tax expense (benefit)	$353,773		$248,622		$(36,224)

Tax at federal income tax rate	$123,821	35.0%	$87,018	35.0%	$(12,678)	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(118,525)	(33.5)	(83,674)	(33.7)	—	—
State income taxes, net	49	—	616	0.3	—	—
Deferred income tax benefit from Wachovia Funding’s change in tax status to a REIT	—	—	(124,112)	(49.9)	—	—
Deferred income tax expense from book over tax basis difference on assets contributed to the Company’s taxable REIT subsidiary	—	—	62,974	25.3	—	—
Other	(49)	—	—	—	(1)	—

Total	$5,296	1.5%	$(57,178)	(23.0)%	$(12,679)	35.0%

In 2003 and 2002, the income before income tax expense of $353.8 million and $248.6 million, respectively, includes $338.6 million and $239.1 million, respectively, of REIT income not subject to taxation. The remaining income before income tax expense of $15.2 million and $9.5 million in 2003 and 2002, respectively, is the income before income tax expense of WPR.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities for each of the years in the three-year period ended December 31, 2003, are presented below.

(In thousands)	2003	2002	2001
DEFERRED INCOME TAX ASSETS
Allowance for loan losses	$—	—	13,005
Deferred loan fees	—	—	2,785
Loans	—	—	1,991
Net operating loss carryforwards	20,141	8,727	—

Total deferred income tax assets	20,141	8,727	17,781

DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	92,515	75,742	141,799
Other	—	—	94

Total deferred income tax liabilities	92,515	75,742	141,893

Net deferred income tax assets (liabilities)	$(72,374)	(67,015)	(124,112)

A portion of the 2002 change in Wachovia Funding’s net deferred income tax liability relates to a deferred income tax benefit of $124.1 million recorded in January 2002 as a result of Wachovia Funding’s change in tax status to a REIT and the related write-off of its net deferred tax liability. Additionally, a portion of the 2002 change in Wachovia Funding’s net deferred income tax liability relates to a deferred income tax expense of $63.4 million recorded in October 2002 as a result of the formation of WPR. The 2002 deferred income tax expense relates to the establishment of the initial deferred income tax liability related to tax basis differences of the assets contributed to WPR. A portion of the change in the net deferred income tax liability for the year ended December 31, 2001, relates to book and tax basis differences on assets contributed to Wachovia Funding by the Bank in 2001. The net increase in the deferred income tax liability as a result of these asset contributions in 2001 is $177.0 million and has been recorded in the consolidated statements of changes in stockholders’ equity as a component of paid-in capital.

The realization of net deferred income tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods and the utilization of tax planning strategies. Wachovia Funding has determined that it is more likely than not that the deferred income tax asset can be supported by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred income tax assets resulting from the scheduling of temporary differences.

At December 31, 2003, WPR had federal net operating loss carryforwards of $57.5 million which expire in the year 2023, if not offset against future taxable income.

The Internal Revenue Service (the “IRS”) is currently examining Wachovia’s (formerly named First Union Corporation) federal income tax returns for the years 1997 through 1999. Although the amount of any ultimate liability with respect to such examinations cannot be determined, in the opinion of management, any such liability will not have a material impact on Wachovia Funding’s financial position or results of operations.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 6:    TRANSACTIONS WITH AFFILIATED PARTIES

Wachovia Funding, as a subsidiary, is subject to certain income and expense allocations from affiliated parties for various services received. In addition, Wachovia Funding enters into transactions with affiliated parties in the normal course of business. The principal items related to transactions with affiliated parties included in the accompanying consolidated balance sheets and consolidated statements of operations are described below. Due to the nature of common ownership of Wachovia Funding and the affiliated parties by Wachovia, the following transactions could differ from those conducted with unaffiliated parties.

Included in loan servicing costs are fees paid to affiliates of $6.1 million in 2003, $947,000 in 2002 and $383,000 in 2001. Wachovia Funding is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in assets and $2.0 million in estimated annualized noninterest expense are assessed a monthly management fee; if an affiliate does not meet both of these criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $19.1 million in 2003 and $7.2 million in 2002. Wachovia Funding did not meet the criteria for being assessed a management fee in 2001, and therefore no fee was charged.

At December 31, 2003 and 2002, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $926.2 million and $851.7 million, respectively, and the related interest receivable was $19,000 and $26,000, respectively. Interest income earned on eurodollar deposit investments included in interest income was $10.5 million in 2003, $14.1 million in 2002 and $6.8 million in 2001. In addition, Wachovia Funding earned interest income of $3.5 million and $4.1 million in 2002 and 2001, respectively, related to interest-bearing cash deposits at the Bank that were not part of the eurodollar deposit investments.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2003 and 2002, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated by the Bank.

In December 2001, the Bank contributed commercial loans with a carrying amount of $4.0 billion and a fair value of $3.7 billion to Wachovia Funding in exchange for the issuance of common stock with a fair value of $3.7 billion and a related increase in paid-in capital of $300.0 million. Since Wachovia Funding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of $4.0 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital. In October 2002, Wachovia Funding paid the Bank $896.4 million in cash for home equity loans. In November 2002, the Bank contributed commercial loans with a carrying amount of $6.4 billion and a fair value of $6.0 billion to Wachovia Preferred Holding. Wachovia Preferred Holding then contributed this portfolio to Wachovia Funding in exchange for the issuance of Series A, Series B and Series C preferred securities with a fair value of $6.0 billion and a related increase in paid-in capital of $418.7 million. Since Wachovia Funding, Wachovia Preferred Holding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

$6.4 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital. In December 2002 and February 2003, Wachovia Funding paid the Bank $230.0 million and $483.9 million, respectively, in cash for commercial loans. In June 2003, September 2003 and November 2003, Wachovia Funding paid $439.9 million, $811.7 million and $758.5 million, respectively, in cash to the Bank for residential mortgages.

Wachovia Funding has a swap servicing and fee agreement with the Bank dated December 4, 2001, whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11,000 in both 2003 and 2002, and less than $1,000 in 2001, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $291,000 in 2003, $297,000 in 2002 and $21,000 in 2001. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $519.5 million and $575.8 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2003 and 2002, respectively, and in an interest-bearing cash deposit of $570.3 million at December 31, 2001. Amounts received under this agreement were $7.6 million in 2003, $10.4 million in 2002 and $857,000 in 2001, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2003 and in 2002. In 2001, $975,000 was paid and was included in other noninterest expense.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate. As of December 31, 2003, Wachovia Funding has not borrowed under this facility.

NOTE 7:    COMMITMENTS, GUARANTEES, AND OTHER MATTERS

Wachovia Funding’s commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments,

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements.

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk, and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk for Wachovia Funding.

The estimated fair value of commitments to extend credit at December 31, 2003, was $1.5 million. The contract or notional amount of commitments to extend credit at December 31, 2003, was $1.3 billion. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2003, 2002 or 2001. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2003, related to these indemnifications.

Wachovia Funding and its subsidiaries are not the subject of any litigation. Neither Wachovia Funding and its subsidiaries nor the Bank are currently involved in nor, to Wachovia Funding’s knowledge, currently threatened with any material litigation with respect to the assets included in Wachovia Funding’s portfolio, other than routine litigation arising in the ordinary course of business.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 8:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2003 and 2002, is presented below.

	2003		2002
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$926,175	926,175	851,692	851,692
Loans, net of unearned income and allowance for loan losses	11,030,585	10,838,122	10,841,258	10,306,764
Interest rate swaps	519,006	519,006	577,684	577,684
Accounts receivable—affiliates, net	—	—	158,579	158,579
Other assets	$32,683	32,683	29,763	29,763

FINANCIAL LIABILITIES
Collateral held on interest rate swaps	519,460	519,460	575,820	575,820
Accounts payable—affiliates, net	149,203	149,203	—	—
Other liabilities	$17,858	17,858	16,740	16,740

The fair values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. The fair values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 2.36% to 31.40% (with the overall weighted average discount rate equal to 5.92% at December 31, 2003), and 2.52% to 40.55% (with the overall weighted average discount rate equal to 7.86% at December 31, 2002). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 4.50% to 6.43% and 2.96% to 26.90%, at December 31, 2003 and 2002, respectively.

Wachovia Funding’s interest rate swaps are recorded at fair value. The fair value of interest rate swaps is estimated using discounted cash flow analyses based on observable market data. Substantially all the other financial assets and liabilities have maturities of three months or less, and accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President

Date: March 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

G. KENNEDY THOMPSON* G. Kennedy Thompson	President, Chief Executive Officer and Director

ROBERT P. KELLY* Robert P. Kelly	Senior Executive Vice President and Chief Financial Officer

DAVID M. JULIAN* David M. Julian	Executive Vice President and Corporate Controller (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

JOEL J. GRIFFIN* Joel J. Griffin	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ ROSS E. JEFFRIES, JR. Ross E. Jeffries, Jr.

Date: March 18, 2004

EXHIBIT INDEX

Exhibit No.		Description	Location

(3	)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(b)	Form of Certificates of Designations for Series A, B, C and D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(a)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(b)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(c)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(d)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)		List of Subsidiaries.	Filed herewith.

(24)		Power of Attorney.	Filed herewith.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99	)(a)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.	Filed herewith.