Form 10-Q
period 2004-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2004-05-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2004 and December 31, 2003

(In thousands, except share data)	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$694,383	926,175
Loans, net of unearned income	11,258,716	11,137,614
Allowance for loan losses	(106,715)	(107,029)

Loans, net	11,152,001	11,030,585

Interest rate swaps	532,448	519,006
Other assets	34,002	32,683

Total assets	$12,412,834	12,508,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	530,300	519,460
Deferred income tax liabilities	77,358	72,374
Accounts payable—affiliates, net	37,467	149,203
Other liabilities	18,758	17,858

Total liabilities	663,883	758,895

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2004 and 2003	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2004 and 2003	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2004 and 2003	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2004 and 2003	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2004 and 2003	1,000	1,000
Paid-in capital	11,504,575	11,504,575
Retained earnings	242,633	243,236

Total stockholders’ equity	11,748,951	11,749,554

Total liabilities and stockholders’ equity	$12,412,834	12,508,449

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2004 and 2003

(In thousands, except per share data and average shares)	2004	2003
INTEREST INCOME	$92,206	98,253
INTEREST EXPENSE	1,331	1,801

Net interest income	90,875	96,452
Provision for loan losses	1,159	2,530

Net interest income after provision for loan losses	89,716	93,922

OTHER INCOME
Gain on interest rate swaps	14,394	6,540
Other income	2	5

Total other income	14,396	6,545

NONINTEREST EXPENSE
Loan servicing costs	1,199	1,722
Management fees	7,388	618
Other	430	353

Total noninterest expense	9,017	2,693

Income before income taxes	95,095	97,774
Income taxes	5,224	2,331

Net income	89,871	95,443
Dividends on preferred stock	42,474	45,222

Net income available to common stockholders	$47,397	50,221

PER COMMON SHARE DATA
Basic earnings	$0.47	0.50
Diluted earnings	$0.47	0.50
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2004 and 2003

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	95,443	95,443
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.20 per share	—	—	—	(8,025)	(8,025)
Series C preferred securities at $5.57 per share	—	—	—	(23,603)	(23,603)
Common stock at $0.45 per share	—	—	—	(45,000)	(45,000)

Balance, March 31, 2003	$743	1,000	11,504,462	298,417	11,804,622

Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	89,871	89,871
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.19 per share	—	—	—	(7,500)	(7,500)
Series C preferred securities at $5.05 per share	—	—	—	(21,380)	(21,380)
Common stock at $0.48 per share	—	—	—	(48,000)	(48,000)

Balance, March 31, 2004	$743	1,000	11,504,575	242,633	11,748,951

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2004 and 2003

(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$89,871	95,443
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	1,159	2,530
Deferred income tax benefits	4,984	2,250
Interest rate swaps	(13,442)	(5,588)
Other assets and other liabilities, net	(419)	26

Net cash provided by operating activities	82,153	94,661

INVESTING ACTIVITIES
Decrease in cash realized from
Loans, net	(122,575)	(638,828)

Net cash used by investing activities	(122,575)	(638,828)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	10,840	4,180
Accounts receivable/payable—affiliates, net	(111,736)	330,480
Cash dividends paid	(90,474)	(90,222)

Net cash provided (used) by financing activities	(191,370)	244,438

Decrease in cash and cash equivalents	(231,792)	(299,729)
Cash and cash equivalents, beginning of year	926,175	851,692

Cash and cash equivalents, end of period	$694,383	551,963

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004 and 2003, and December 31, 2003

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2003 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2003, including the related notes to consolidated financial statements.

Certain amounts in 2003 were reclassified to conform with the presentation in 2004. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2003 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2004, we will be taxed as a REIT, and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. Accordingly, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income to the extent we meet these provisions, including distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. Please refer to our 2003 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of evaluation. We have identified the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2004 and March 31, 2003.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. Our remaining assets were acquired directly from the Bank. The Bank either originated the mortgage assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

2004 to 2003 Three Month Comparison

Interest Income.    Interest income decreased $6.0 million from the first quarter of 2003, or 6%, to $92.2 million in the first quarter of 2004. Interest on all commercial loans decreased to $63.9 million in the first quarter of 2004 from $79.9 million in the first quarter of 2003. Interest on residential loans increased $10.7 million, or 71%, to $25.8 million in the first quarter of 2004 from $15.1 million in the first quarter of 2003. Interest income on loans reflects a trend of reinvesting cash obtained from pay downs of commercial loans into residential mortgages. Results are also due to a decline in interest rates. Interest income on cash invested in overnight eurodollar deposit investments decreased $700,000, or 21%, from the first quarter of 2003 to $2.6 million in the first quarter of 2004 as a result of the decline in shorter term interest rates.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2004 and 2003, are presented below.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$8,548,546	63,853	3.00%	$9,920,969	79,883	3.25%
Home equity loans	452,273	8,715	7.75	944,385	13,862	5.95
Residential mortgages	1,877,167	17,038	3.63	85,922	1,208	5.62
Interest-bearing deposits in banks and other earning assets	1,027,956	2,600	1.02	1,059,347	3,300	1.26

Total interest-earning assets	$11,905,942	92,206	3.11%	$12,010,623	98,253	3.31%

Interest Expense.    Interest expense decreased to $1.3 million in the first quarter of 2004 from $1.8 million in the first quarter of 2003 due to the decline of approximately 24 basis points in average short-term market rates paid on the collateral held on the interest rate swaps.

Provision for Loan Losses.    The provision for loan losses was $1.2 million in the first quarter of 2004 and $2.5 million in the first quarter of 2003, as a result of the improved credit quality of the loan portfolio.

Gain on Interest Rate Swaps.    The gain on interest rate swaps was $14.4 million in the first quarter of 2004 compared with $6.5 million in the first quarter of 2003. The gain is the result of changes in the interest rate environment that increased the fair value of our net investment in the interest rate swaps. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs decreased $523,000 to $1.2 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003 due to lower average commercial loan balances. The loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.025%.

Management Fees. Management fees were $7.4 million in the first quarter of 2004 compared with $618,000 in the first quarter of 2003. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In the first quarter of 2003, we did not meet the monthly asset and income test until the third month.

Income Taxes.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.2 million in the first quarter of 2004 compared with $2.3 million in the first quarter of 2003.

Balance Sheet Analysis

March 31, 2004 to December 31, 2003

At March 31, 2004, total assets were $12.4 billion compared with $12.5 billion at December 31, 2003. As of March 31, 2004, $8.3 billion, or 67% of our assets, consisted of a 100% participation interest in commercial loans, $2.6 billion, or 21% of our assets, consisted of a 100% participation interest in residential mortgages, and $419.4 million, or 3% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans increased $121.1 million to $11.3 billion at March 31, 2004, compared with December 31, 2003. See Table 2 following “— Accounting and Regulatory Matters” for additional information.

Allowance for Loan Losses.    The allowance for loan losses decreased $314,000 from December 31, 2003, to $106.7 million at March 31, 2004. See Table 3 following “— Accounting and Regulatory Matters” for additional information.

Interest Rate Swaps.    Interest rate swaps increased to $532.4 million at March 31, 2004, from $519.0 million at December 31, 2003, which represents the fair value of our net position in interest rate swaps. The fair value increases during a declining interest rate environment.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $37.5 million at March 31, 2004, compared with a net accounts payable position of $149.2 million at December 31, 2003, as a result of intercompany cash transactions, which are primarily related to loan activity.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps increased to $530.3 million at March 31, 2004, from $519.5 million at December 31, 2003, reflecting additional cash received to collateralize the increased fair value of the interest rate swaps.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2003 Annual Report on Form 10-K describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2004 and December 31, 2003, unfunded commitments to extend credit were $1.4 billion and $1.3 billion, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity generally include cash generated from our operations and principal repaid on loans. In addition, any necessary liquidity could be obtained by drawing on the line of credit we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. Further, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We believe that our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2003 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. If there is a further decline in market interest rates, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices on which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At March 31, 2004, approximately 13% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

As of March 31, 2004, $10.5 billion, or 85% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of March 31, 2004, our liabilities were $663.9 million, or 5% of our assets, while stockholders’ equity was $11.7 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of the $1.4 billion of fixed rate loans and loan participations and the fair value of the $9.8 billion of variable rate loans and loan participations was approximately $10.9 billion at March 31, 2004.

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of income.

At March 31, 2004, our position in interest rate swaps was an asset of $1.1 billion and a liability of $594.8 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	6.10	—	7.45	—	7.41
Weighted average pay rate (a)	—%	1.18	—	1.11	—	1.11
Interest Rate Swap Liabilities
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	1.18	—	1.11	—	1.11
Weighted average pay rate (a)	—%	4.84	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2004.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2004, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.0 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.11%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 8.0 years, weighted average receive rate of 1.11% and weighted average pay rate of 5.69% at March 31, 2004. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2004.

Due to the difference in fixed rates in our interest rate swaps, short-term volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $21.7 million or $44.8 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $20.5 million or $39.8 million, respectively. Short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgage loans. We pay the Bank a 0.025% fee for this service on commercial loans. Servicing fees related to residential loans are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2004 and most of 2003 and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In March 2004, we paid the Bank $817.0 million in cash for residential mortgages, which reflected a fair value purchase price.

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

Purchased Loans.    In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. SOP 03-3 is effective for loans acquired beginning in 2005, with early adoption encouraged. We are currently evaluating when we will adopt SOP 03-3 and the impact its adoption will have on our consolidated financial position or results of operations.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2004	2003
Ratios
Return on assets	2.90%	3.03
Return on stockholders’ equity	3.07	3.27
Stockholders’ equity to assets	94.63	92.57
Dividend payout ratio	100.67%	94.53

Table 2    LOANS

(In thousands)	March 31, 2004	December 31, 2003
COMMERCIAL
Commercial and commercial real estate	$8,275,415	8,825,776

CONSUMER
Residential mortgages	2,572,730	1,843,567
Home equity loans	419,443	475,930

Total loans	11,267,588	11,145,273
Unearned income	8,872	7,659

Total loans, net of unearned income	$11,258,716	11,137,614

Table 3    LOAN LOSSES AND RECOVERIES

	Three Months Ended March 31,
(In thousands)	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$107,029	106,325
Provision for loan losses	1,159	2,530
Allowance relating to loans sold	(314)	—
Net charge-offs	(1,159)	(1,675)

Balance, end of period	$106,715	107,180

as a % of loans, net	0.95%	0.93

as a % of nonaccrual loans	868%	404

LOAN LOSSES
Commercial and commercial real estate loans	$115	—
Residential mortgages	197	—
Home equity loans	1,314	1,743

Total loan losses	1,626	1,743

LOAN RECOVERIES
Commercial and commercial real estate loans	245	—
Residential mortgages	—	—
Home equity loans	222	68

Total loan recoveries	467	68

Net charge-offs	$1,159	1,675

Total net charge-offs as a % of average loans, net	0.01%	0.02

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2004	December 31, 2003
Commercial and commercial real estate loans	$2,998	5,644
Residential mortgages	1,774	3,131
Home equity loans	7,516	6,845

Total nonaccrual loans	$12,288	15,620

as a % of loans, net	0.11%	0.14

Accruing loans past due 90 days	$8,803	21,563

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

As of March 31, 2004, Wachovia Funding carried out an evaluation, under the supervision and with the participation of Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia Funding’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Information required by this Item 2 pursuant to Item 703 of Regulation S-K regarding issuer repurchases of equity securities is not applicable since we do not have a program providing for the repurchase of our securities.

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

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2004, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 13, 2004

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