Form 10-Q
period 2004-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2004-08-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 31, 2004, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2004 and December 31, 2003

(In thousands, except share data)	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$709,300	926,175
Loans, net of unearned income	11,325,192	11,137,614
Allowance for loan losses	(109,283)	(104,201)

Loans, net	11,215,909	11,033,413

Interest rate swaps	481,556	519,006
Other assets	33,213	32,683

Total assets	$12,439,978	12,511,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	478,220	519,460
Deferred income tax liabilities	71,426	72,374
Accounts payable—affiliates, net	145,734	149,203
Other liabilities	19,463	20,686

Total liabilities	714,843	761,723

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2004 and 2003	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2004 and 2003	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2004 and 2003	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2004 and 2003	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2004 and 2003	1,000	1,000
Paid-in capital	11,504,575	11,504,575
Retained earnings	218,817	243,236

Total stockholders’ equity	11,725,135	11,749,554

Total liabilities and stockholders’ equity	$12,439,978	12,511,277

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2004	2003	2004	2003
INTEREST INCOME	$89,405	98,851	181,611	197,104
INTEREST EXPENSE	1,302	1,850	2,633	3,651

Net interest income	88,103	97,001	178,978	193,453
Provision for credit losses	4,314	2,342	5,473	4,872

Net interest income after provision for credit losses	83,789	94,659	173,505	188,581

OTHER INCOME
Gain (loss) on interest rate swaps	(15,368)	15,432	(974)	21,972
Other income	25	—	27	5

Total other income	(15,343)	15,432	(947)	21,977

NONINTEREST EXPENSE
Loan servicing costs	1,059	1,613	2,255	3,397
Management fees	9,843	5,284	17,231	5,902
Other	39	555	472	846

Total noninterest expense	10,941	7,452	19,958	10,145

Income before income tax expense (benefits)	57,505	102,639	152,600	200,413
Income tax expense (benefits)	(5,277)	5,508	(53)	7,839

Net income	62,782	97,131	152,653	192,574
Dividends on preferred stock	41,598	44,083	84,072	89,305

Net income available to common stockholders	$21,184	53,048	68,581	103,269

PER COMMON SHARE DATA
Basic earnings	$0.21	0.53	0.69	1.03
Diluted earnings	$0.21	0.53	0.69	1.03
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2004 and 2003

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	192,574	192,574
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.40 per share	—	—	—	(15,825)	(15,825)
Series C preferred securities at $10.93 per share	—	—	—	(46,254)	(46,254)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.01 per share	—	—	—	(101,500)	(101,500)

Balance, June 30, 2003	$743	1,000	11,504,575	294,965	11,801,283

Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	152,653	152,653
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.37 per share	—	—	—	(14,825)	(14,825)
Series C preferred securities at $9.93 per share	—	—	—	(42,020)	(42,020)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $0.93 per share	—	—	—	(93,000)	(93,000)

Balance, June 30, 2004	$743	1,000	11,504,575	218,817	11,725,135

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2004 and 2003

(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$152,653	192,574
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	5,473	4,872
Deferred income tax expense (benefits)	(948)	8,438
Interest rate swaps	37,450	14,503
Other assets and other liabilities, net	(1,753)	(1,301)

Net cash provided by operating activities	192,875	219,086

INVESTING ACTIVITIES
Decrease in cash realized from
Loans, net	(187,969)	(294,524)

Net cash used by investing activities	(187,969)	(294,524)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(41,240)	(15,070)
Accounts receivable/payable—affiliates, net	(3,469)	122,799
Cash dividends paid	(177,072)	(190,805)
Adjustment to minority interest	—	113

Net cash used by financing activities	(221,781)	(82,963)

Decrease in cash and cash equivalents	(216,875)	(158,401)
Cash and cash equivalents, beginning of year	926,175	851,692

Cash and cash equivalents, end of period	$709,300	693,291

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003, and December 31, 2003

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2003 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2003, including the related notes to consolidated financial statements.

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

For the tax year ending December 31, 2004, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

In the event we do not continue to qualify as a REIT, we believe there should be minimal adverse effect of that characterization to us or to our shareholders:

•	From a shareholder’s perspective, the dividends we pay as a REIT are ordinary income not eligible for the dividends received deduction for corporate shareholders or for the favorable maximum 15% rate applicable to qualified dividends received by non-corporate taxpayers. If we were not a REIT, dividends we pay generally would qualify for the dividends received deduction and the favorable tax rate applicable to non-corporate taxpayers.

•	In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wachovia has agreed to make a capital contribution to us equal in amount to any income taxes payable by us. Therefore, a failure to qualify as a REIT would not result in any net liability to us.

Please refer to our 2003 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

In order to understand our financial position and results of operations, it is important to understand our more significant accounting policies and the extent to which we use judgment and estimates in applying those policies. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions that involve significant uncertainty at the time of evaluation. We have identified the allowance for loan losses and the reserve for unfunded lending commitments as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses is maintained at a level we believe is adequate to absorb probable losses inherent in the loan portfolio as of the date of the consolidated financial statements. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect our careful evaluation of credit risk considering all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as Wachovia’s loans. Wachovia employs a variety of modeling and estimation tools in developing the appropriate allowance for loans specific to our portfolio. The following is a discussion of Wachovia’s methodology.

The allowance consists of formula-based components for both commercial and residential loans, allowance for impaired commercial loans and an unallocated component. In the second quarter of 2004, Wachovia refined the methodologies for the formula-based components to more appropriately align the allowance methodology with our current framework for analyzing credit losses.

For commercial loans, the formula-based component of the allowance is based on statistical estimates of the average losses observed for each commercial credit grade. Average losses are computed using the historical rate at which loans in each credit grade have defaulted and the historical average losses realized for defaulted loans.

For residential loans, the formula-based component of the allowance is based on loss rates for specific groups of similar loans in each product category. The loss rates are based on historical loss data, historical delinquency patterns, vintage analyses and credit score-based forecasting methods.

For both commercial and residential loans, these formula-based loss estimates are augmented with additional amounts that establish a range for probable incurred losses not fully captured elsewhere in the model. The additional components are developed from data on observed cyclical trends in historical loss rates validated by reference to observed data. Factors we consider in establishing these components of the allowance include, but are not limited to, industry-specific data and macroeconomic conditions. At June 30, 2004, the formula-based allowance was $92.9 million for commercial loans and $16.4 million for residential loans.

We have established specific reserves within the allowance for large impaired loans. We define impaired loans as commercial loans on nonaccrual status. Impaired loans with a balance of $10 million and above are individually reviewed. An allowance for each individually reviewed loan is determined based on the difference between the loan’s carrying amount and the loan’s fair value. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. No other allowance is provided on impaired loans that are individually reviewed. At June 30, 2004, we had no impaired loans over $10 million.

The allowance for commercial, residential and impaired loans is supplemented, under certain conditions, with an unallocated component. This component reflects in part the inherent uncertainty of estimates and is designed as a final tool in fully capturing probable incurred losses in the loan portfolio. This component may change from one period to another, and the relationship of this component to the total may change. We anticipate that the unallocated portion of the allowance will generally be no more than 5 percent of the total allowance.

We are responsible for ensuring that the allowance covers the losses inherent in the portfolio, and the process involves significant judgment. The allowance for loan losses is adjusted from one quarter to the next if we believe a change is warranted to reflect changes in the probable incurred losses in the loan portfolio. Reasons for changes include, but are not limited to, changes in losses indicated by the grades assigned to commercial loans, changes in delinquency and other credit indicators in the residential loan portfolio, changes in portfolio size, changes in the economy and other circumstances that are not yet evident in borrowers’ performance or identified by the grades assigned to borrowers’ loans.

At June 30, 2004, we reclassified our reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The modeling process used in the determination of the adequacy of the reserve for unfunded lending commitments is consistent with the process described above for the allowance for loan losses. Computations use the observed rate at which borrowers in each credit grade have defaulted, the historical average rate at which unfunded exposures have been funded in the event of default, and the historical average loss realized once default occurs. The reserve also includes specific allocations assigned to the unfunded commitments associated with impaired loans as described above.

We continuously monitor qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance and the reserve for unfunded lending commitments as described above does not diminish the fact that the entire allowance and reserve are available to absorb all credit losses in the loan portfolio. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses and the reserve for unfunded lending commitments.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2004 and 2003.

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

2004 to 2003 Six Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $68.6 million in the first six months of 2004 and $103.3 million in the first six months of 2003. The decrease in part was due to lower interest income related to a decline in average interest rates in the first half of 2004 compared with the first half of 2003. Additionally, our interest rate swaps experienced a loss in fair value in the first half of 2004 as rates increased over the period.

Interest Income.    Interest income decreased $15.5 million from the first six months of 2003, or 8%, to $181.6 million in the first six months of 2004. Interest on commercial loans decreased to $123.9 million in the first six months of 2004 from $163.1 million in the first six months of 2003. The decline in interest income related to commercial loans was due to lower average commercial loan balances as well as to lower average interest rates in the first six months of 2004 compared with the first six months of 2003. Interest on residential loans increased $24.1 million, or 84%, to $52.6 million in the first six months of 2004 from $28.6 million in the first six months of 2003 as a result of our reinvesting cash obtained from pay downs of commercial loans into residential mortgages. Interest income on cash invested in overnight eurodollar deposit investments decreased $352,000, or 7%, from the first six months of 2003 to $5.1 million in the first six months of 2004 as a result of the decline in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2004 and 2003, are presented below.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$8,302,559	123,935	3.00%	$10,150,023	163,129	3.24%
Home equity loans	425,919	17,342	8.19	836,566	24,977	6.02
Residential mortgages	2,171,933	35,283	3.25	146,977	3,595	4.89
Interest-bearing deposits in banks and other earning assets	993,928	5,051	1.02	863,626	5,403	1.26

Total interest-earning assets	$11,894,339	181,611	3.07%	$11,997,192	197,104	3.31%

Interest Expense.    Interest expense decreased to $2.6 million in the first six months of 2004 from $3.7 million in the first six months of 2003 due to the decline in short-term market rates paid on the collateral held on the interest rate swaps. The average federal funds discount rate declined 24 basis points during this period.

Provision for Credit Losses.    The provision for credit losses was $5.5 million in the first six months of 2004 and $4.9 million in the first six months of 2003.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The loss on interest rate swaps was $974,000 in the first six months of 2004 compared with a gain of $22.0 million in the first six months of 2003. The loss in the first six months of 2004 is the result of increases in the interest rate environment during that period. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs decreased $1.1 million to $2.3 million in the first six months of 2004 from $3.4 million in the first six months of 2003 due to lower average commercial loan commitments and home equity loan balances. These loans are serviced by the Bank pursuant to our participation and servicing agreements. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.025%.

Management Fees. Management fees were $17.2 million in the first six months of 2004 compared with $5.9 million in the first six months of 2003 reflecting Wachovia’s increased expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In the first six months of 2003, we did not meet the monthly asset and income test every month.

Other Expenses.    Other expenses primarily consist of costs associated with foreclosures on residential properties. In the first half of 2004, these costs were not significant, reflecting an improving credit environment.

Income Tax Expense (Benefits).    Income taxes, which are based on the pre-tax income of WPR, our taxable REIT subsidiary, was a benefit of $53,000 in the first six months of 2004 compared with an expense of $7.8 million in the first six months of 2003. WPR holds our interest rate swaps and its pre-tax loss in the six months ended June 30, 2004, reflects the loss on interest rate swaps noted above.

Summary Results of Operations for the Three Months Ended June 30, 2004 and 2003

We earned net income available to common stockholders of $21.2 million and $53.0 million in the second quarter of 2004 and 2003, respectively. The majority of the income for both quarters was earned from interest on commercial, residential and home equity loans. Average loan balances decreased 3% from the second quarter of 2003 to the second quarter of 2004. Interest income decreased 10% over the same period due to lower interest rates over this twelve-month period. Income taxes were a benefit of $5.3 million in the second quarter of 2004 compared with an expense of $5.5 million in the second quarter of 2003, primarily as a result of a loss on the interest rate swaps in the second quarter of 2004 compared with a gain on the interest rate swaps for the same period in 2003.

The increasing interest rate environment in the second quarter of 2004 resulted in a loss on interest rate swaps of $15.4 million compared with the declining rate environment in the second quarter of 2003 that resulted in a gain of $15.4 million. Additionally, management fees increased in the second quarter of 2004 from the second quarter of 2003 as a result of Wachovia’s increased expense base.

Balance Sheet Analysis

June 30, 2004 to December 31, 2003

At June 30, 2004, total assets were $12.4 billion compared with $12.5 billion at December 31, 2003. As of June 30, 2004, $7.8 billion, or 63% of our assets, consisted of a 100% participation interest in commercial loans, $2.4 billion, or 19% of our assets, consisted of a 100% participation interest in residential mortgages, and $1.1 billion, or 9% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans increased $187.6 million to $11.3 billion at June 30, 2004, compared with December 31, 2003, including $1.6 billion of residential mortgages we purchased from the Bank. See Table 2 following “Accounting and Regulatory Matters” for additional information.

The fair value of $1.9 billion of fixed rate loans and loan participations was approximately $1.9 billion and the fair value of $9.4 billion of variable rate loans and loan participations was approximately $9.1 billion at June 30, 2004.

Allowance for Loan Losses.    The allowance for loan losses increased $5.1 million from December 31, 2003, to $109.3 million at June 30, 2004. The increase resulted from the refinement in the methodologies used in determining certain components of the allowance, which is discussed further in the “Critical Accounting Policies” section.

The reserve for unfunded lending commitments, which is included in other liabilities, was $1.2 million at June 30, 2004, and declined $1.7 million in the first six months of 2004. The decline was primarily related to decreasing risk in the loan portfolio.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $110.5 million at June 30, 2004, compared with $107.0 million at December 31, 2003.

See Table 3 and Table 5 following “Accounting and Regulatory Matters” for additional information related to the allowance for loan losses and to the reserve for unfunded lending commitments, respectively.

Interest Rate Swaps.    Interest rate swaps decreased to $481.6 million at June 30, 2004, from $519.0 million at December 31, 2003, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $145.7 million at June 30, 2004, compared with a net accounts payable position of $149.2 million at December 31, 2003, as a result of intercompany cash transactions, which are primarily related to loan activity.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $478.2 million at June 30, 2004, from $519.5 million at December 31, 2003, reflecting a decrease in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. See “Critical Accounting Policies” for additional information related to the reserve for unfunded lending commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2004, and December 31, 2003, unfunded commitments to extend credit were $1.2 billion and $1.3 billion, respectively.

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

At June 30, 2004, approximately 17% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2004, $10.1 billion, or 81% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2004, our liabilities were $714.8 million, or 6% of our assets, while stockholders’ equity was $11.7 billion, or 94% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

At June 30, 2004, our position in interest rate swaps was an asset of $736.7 million and a liability of $255.1 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	6.10	—	7.45	—	7.41
Weighted average pay rate (a)	—%	1.18	—	1.56	—	1.55
Interest Rate Swap Liabilities
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	1.18	—	1.56	—	1.55
Weighted average pay rate (a)	—%	4.84	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2004.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2004, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.75 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.55%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.75 years, weighted average receive rate of 1.55% and weighted average pay rate of 5.69% at June 30, 2004. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2004.

Due to the difference in fixed rates in our interest rate swaps, short-term volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $19.4 million or $39.9 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $18.3 million or $35.5 million, respectively. Short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

In the six months ended June 30, 2004, we paid the Bank $1.6 billion in cash for residential mortgages, which reflected a fair value purchase price.

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

Purchased Loans.    In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to a decline in credit quality. The scope of SOP 03-3 includes loans that have shown evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under SOP 03-3, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the acquired loans. The difference between contractual cash flows and expected cash flows is not subject to accretion under SOP 03-3. SOP 03-3, is effective for loans acquired beginning in 2005. We are currently evaluating the impact its adoption will have on our consolidated financial position or results of operations.

Regulatory Matters.    Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations, and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our consolidated financial position or results of operations.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2004	2003
Ratios
Return on assets	2.48%	3.05
Return on stockholders’ equity	2.61	3.28
Stockholders’ equity to assets	95.18	92.93
Dividend payout ratio	116.00%	99.08

Table 2    LOANS

(In thousands)	June 30, 2004	December 31, 2003
COMMERCIAL
Commercial and commercial real estate	$7,827,277	8,822,645

RESIDENTIAL LOANS
Residential mortgages	2,364,220	1,846,698
Home equity loans	1,141,103	475,930

Total loans	11,332,600	11,145,273
Unearned income	7,408	7,659

Total loans, net of unearned income	$11,325,192	11,137,614

Table 3    LOAN LOSSES AND RECOVERIES

	Six Months Ended June 30,
(In thousands)	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$104,201	105,551
Provision for credit losses	7,136	4,144
Allowance relating to loans sold	(314)	(168)
Net charge-offs	(1,740)	(5,123)

Balance, end of period	$109,283	104,404

as a % of loans, net	0.96%	0.93

as a % of nonaccrual loans	822%	341

LOAN LOSSES
Commercial and commercial real estate loans	$252	1,637
Residential mortgages	132	—
Home equity loans	1,911	3,600

Total loan losses	2,295	5,237

LOAN RECOVERIES
Commercial and commercial real estate loans	247	—
Residential mortgages	—	—
Home equity loans	308	114

Total loan recoveries	555	114

Net charge-offs	$1,740	5,123

Total net charge-offs as a % of average loans, net	0.02%	0.05

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2004	December 31, 2003
Commercial and commercial real estate loans	$2,707	5,644
Residential mortgages	3,715	3,131
Home equity loans	6,877	6,845

Total nonaccrual loans	$13,299	15,620

as a % of loans, net	0.12%	0.14

Accruing loans past due 90 days	$11,896	21,563

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2004	2003
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$2,828	774
Provision for credit losses	(1,663)	728

Balance, end of period	$1,165	1,502

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

As of June 30, 2004, Wachovia Funding carried out an evaluation, under the supervision and with the participation of Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia Funding’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

The 2004 Annual Meeting of Stockholders, originally scheduled for December 10, 2004, has been moved to November 5, 2004. Stockholder proposals intended to be included in our proxy statement and voted on at the 2004 Annual Meeting of Stockholders must be received at 301 South College Street, 30th Floor, Charlotte, North Carolina 28288-0630, Attention: Corporate Secretary, a reasonable time before we print and mail our proxy materials, which shall be on or about October 1, 2004.

Pursuant to Wachovia Funding’s bylaws, in order for any business not included in the proxy statement for the 2004 Annual Meeting of Stockholders to be brought before the meeting by a stockholder entitled to vote at the meeting, the stockholder must give written notice of that business to Wachovia Funding’s Secretary no earlier than August 7, 2004 and not later than September 6, 2004. The notice must contain the information required by our bylaws. A proxy may confer discretionary authority to vote on any matter at a meeting if we do not receive notice of the matter within the time-frames described above. A copy of our bylaws is available upon request to: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288. The Chairman of the meeting may exclude matters that are not properly presented in accordance with these requirements.

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

(b)    Reports on Form 8-K.

During the quarter ended June 30, 2004, Wachovia Funding did not file any Current Reports on

Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 13, 2004

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