Form 10-Q
period 2004-09-15
WACHOVIA PREFERRED FUNDING CORP
filed 2004-11-10
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2004 and December 31, 2003

(In thousands, except share data)	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,106,762	926,175
Loans, net of unearned income	11,045,095	11,137,614
Allowance for loan losses	(103,241)	(104,201)

Loans, net	10,941,854	11,033,413

Interest rate swaps	494,369	519,006
Other assets	35,246	32,683

Total assets	$12,578,231	12,511,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	493,592	519,460
Deferred income tax liabilities	76,750	72,374
Accounts payable—affiliates, net	241,861	149,203
Other liabilities	19,220	20,686

Total liabilities	831,423	761,723

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2004 and 2003	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2004 and 2003	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2004 and 2003	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2004 and 2003	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2004 and 2003	1,000	1,000
Paid-in capital	11,504,575	11,504,575
Retained earnings	240,490	243,236

Total stockholders’ equity	11,746,808	11,749,554

Total liabilities and stockholders’ equity	$12,578,231	12,511,277

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2004	2003	2004	2003
INTEREST INCOME	$106,260	91,675	287,871	288,779
INTEREST EXPENSE	1,804	1,421	4,437	5,072

Net interest income	104,456	90,254	283,434	283,707
Provision for credit losses	(5,500)	7,686	(27)	12,558

Net interest income after provision for credit losses	109,956	82,568	283,461	271,149

OTHER INCOME (EXPENSE)
Gain (loss) on interest rate swaps	13,765	(5,833)	12,791	16,139
Other income	101	7	128	12

Total other income (expense)	13,866	(5,826)	12,919	16,151

NONINTEREST EXPENSE
Loan servicing costs	1,102	1,416	3,357	4,813
Management fees	7,782	4,868	25,013	10,770
Other	348	421	820	1,267

Total noninterest expense	9,232	6,705	29,190	16,850

Income before income tax expense (benefits)	114,590	70,037	267,190	270,450
Income tax expense (benefits)	5,079	(1,952)	5,026	5,887

Net income	109,511	71,989	262,164	264,563
Dividends on preferred stock	47,838	40,250	131,910	129,555

Net income available to common stockholders	$61,673	31,739	130,254	135,008

PER COMMON SHARE DATA
Basic earnings	$0.62	0.32	1.30	1.35
Diluted earnings	$0.62	0.32	1.30	1.35
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2004 and 2003

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	264,563	264,563
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.57 per share	—	—	—	(22,900)	(22,900)
Series C preferred securities at $15.55 per share	—	—	—	(65,835)	(65,835)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.62 per share	—	—	—	(161,500)	(161,500)

Balance, September 30, 2003	$743	1,000	11,504,575	266,704	11,773,022

Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	262,164	262,164
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.58 per share	—	—	—	(23,350)	(23,350)
Series C preferred securities at $16.00 per share	—	—	—	(67,740)	(67,740)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.33 per share	—	—	—	(133,000)	(133,000)

Balance, September 30, 2004	$743	1,000	11,504,575	240,490	11,746,808

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2004 and 2003

(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$262,164	264,563
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(27)	12,558
Deferred income tax expense	4,376	5,741
Interest rate swaps	(12,790)	(16,139)
Other assets and other liabilities, net	(2,082)	4,395

Net cash provided by operating activities	251,641	271,118

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	89,639	(406,889)
Interest rate swaps	37,427	37,427

Net cash provided (used) by investing activities	127,066	(369,462)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(25,868)	(22,760)
Accounts receivable/payable—affiliates, net	92,658	208,848
Cash dividends paid	(264,910)	(291,055)
Adjustment to minority interest	—	113

Net cash used by financing activities	(198,120)	(104,854)

Increase (decrease) in cash and cash equivalents	180,587	(203,198)
Cash and cash equivalents, beginning of year	926,175	851,692

Cash and cash equivalents, end of period	$1,106,762	648,494

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004 and 2003, and December 31, 2003

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2003 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2003, including the related notes to consolidated financial statements.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels we believe are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the consolidated financial statements. We believe we have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect our careful assessment of credit risk considering all information available to us. This assessment includes the monitoring of qualitative and quantitative trends including changes in the levels of past due, criticized and nonperforming loans. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for credit losses.

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools in developing the appropriate allowance for loans specific to our portfolio.

In the second quarter of 2004, Wachovia refined the allowance for loan losses model to better align its methodology with the current framework for analyzing credit risk. This change in methodology did not significantly change the level of our allowance or our view as to its adequacy. The following provides a description of Wachovia’s methodology.

Our refined model for the allowance for loan losses has four components: Formula-based components for both the commercial and consumer portfolios, each of which include an adjustment for historical loss variability, a reserve for impaired commercial loans and an unallocated component. Our refined methodology enables us to effectively align the allowance with the different types of inherent risk in our loan portfolio. Separate allowance ranges for the commercial and consumer components permit us to specifically address the current trends and events affecting the risk in the respective portfolios.

For commercial loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed for commercial loans, that we have classified in accordance to their credit grade. Average losses are computed using the annualized historical rate at which loans in each grade have defaulted (default rates) and the historical average losses realized for defaulted loans (“loss-given-default” or LGD). Default rates have been developed by analyzing seven years of our default experience and over 20 years of comparable external data. Default rates, which are validated annually, are estimates derived from long-term averages and are not conditioned on short-term economic or environmental factors. LGD rates have also been developed using seven years of internal data and industry data.

For consumer loans, the formula-based component of the allowance for loan losses is based on loss rates for specific groups of similar loans in each product category. The loss rates are based on historical loss data, historical delinquency patterns, vintage analyses, stress tests and credit score-based forecasting methods.

For both commercial and consumer loans, the formula-based loss components include additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions. In an economic downturn, for example, the timing and magnitude of credit risk deterioration in certain industries may be faster and more severe than in others. In addition, adverse trends in macroeconomic factors such as unemployment rates, income growth, inflation and political events are likely to affect some borrowers’ ability to meet their loan payments. Including these historical variability components in our model enables us to capture probable incurred losses that are not yet evident in current default grades, delinquencies or other credit risk measurement tools.

At September 30, 2004, the formula-based component of the allowance was $86.7 million for commercial loans and $16.5 million for consumer loans.

When applicable, specific reserves are established within the allowance for loan losses for large impaired loans. We define impaired loans as commercial loans on nonaccrual status. Impaired loans with a minimum total exposure of $10.0 million are individually reviewed. An allowance for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. Fair value is estimated using the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. No other allowance is provided on impaired loans that are individually reviewed. At September 30, 2004, we did not have any impaired loans over $10.0 million.

The allowance for loan losses is supplemented, under certain conditions, with an unallocated component. This component reflects in part the inherent uncertainty of estimates and is designed as a final tool in fully capturing probable incurred losses in the loan portfolio. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another. We anticipate that the unallocated component of the allowance will generally not exceed 5 percent of the total allowance.

In June 2004, we reclassified our reserve for unfunded commercial lending commitments from the allowance for loan losses to other liabilities. The modeling process used in the determination of the reserve for unfunded lending commitments is consistent with the process described above for the commercial portion of the allowance for loan losses, also including as a key factor the historical average rate at which unfunded exposures have been funded at time of default. At September 30, 2004, the reserve for unfunded lending commitments was $881,000.

The factors supporting the allowance for loan losses and the reserve for unfunded commitments as described above does not diminish the fact that the entire allowance for credit losses is available to absorb all credit losses in the loan portfolio. Our principal focus, therefore, is on the adequacy of the total allowance for credit losses.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2004 and 2003.

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

2004 to 2003 Nine Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $130.3 million in the first nine months of 2004 and $135.0 million in the first nine months of 2003. Relatively flat net interest income, lower gains on interest rate swaps and higher management fee expense led to the decrease in the first nine months of 2004. These were partially offset by a lower provision for credit losses.

Interest Income.    Interest income decreased $908,000 from the first nine months of 2003 to $287.9 million in the first nine months of 2004. Interest on commercial loans decreased to $187.5 million reflecting lower loan balances from pay-downs. Interest on residential loans increased $48.1 million to $91.8 million as a result of our reinvesting cash obtained from pay-downs of commercial loans into residential loans. Interest income on cash invested in overnight eurodollar deposit investments increased $316,000, or 4%, to $8.6 million in the first nine months of 2004 as a result of higher average overnight eurodollar deposit investments balances.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2004 and 2003, are presented below.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$8,049,218	187,454	3.11%	$9,967,907	236,783	3.17%
Home equity loans	670,331	38,090	7.59	756,075	34,564	6.11
Residential mortgages	2,208,690	53,697	3.24	270,625	9,118	4.49
Interest-bearing deposits in banks and other earning assets	982,686	8,630	1.17	949,853	8,314	1.17

Total interest-earning assets	$11,910,925	287,871	3.23%	$11,944,460	288,779	3.23%

Interest Expense.    Interest expense decreased to $4.4 million in the first nine months of 2004 from $5.1 million in the first nine months of 2003 due to the decline in average balances of collateral held on the interest rate swaps.

Provision for Credit Losses.    The provision for credit losses was a benefit of $27,000 in the first nine months of 2004 compared with an expense of $12.6 million in the first nine months of 2003. The provision in the first nine months of 2004 included an expense of $1.9 million related to the loan portfolio and a benefit of $1.9 million related to unfunded lending commitments. The lower provision reflects improving credit conditions and a change to a lower risk profile from the first nine months of 2003 as the balances in commercial loans continued to decrease due to pay-downs. Commercial loan pay-downs have been reinvested in residential loans which have a lower risk profile.

Gain (Loss) on Interest Rate Swaps.    The gain on interest rate swaps was $12.8 million in the first nine months of 2004 compared with a gain of $16.1 million in the first nine months of 2003. The decrease was driven by an increase in the interest rate environment in 2004. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs decreased $1.4 million to $3.4 million in the first nine months of 2004 from $4.8 million in the first nine months of 2003 due to lower average commercial loan commitments and home equity loan balances which decreased 19% and 11%, respectively. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees.

Management Fees.    Management fees were $25.0 million in the first nine months of 2004 compared with $10.8 million in the first nine months of 2003. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In the first nine months of 2003, we did not meet the monthly asset and income test every month.

Other Expenses.    Other expenses primarily consist of costs associated with foreclosures on residential properties. In the first nine months of 2004, these costs were not significant, reflecting an improving credit environment.

Income Tax Expense (Benefits).    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.0 million in the first nine months of 2004 compared with $5.9 million in the first nine months of 2003. WPR holds our interest rate swaps and its pre-tax income in both periods reflects the gain on interest rate swaps noted above. In the first nine months of 2004 and 2003, WPR’s effective income tax rate was 35.33%.

Summary Results of Operations for the Three Months Ended September 30, 2004 and 2003

We earned net income available to common stockholders of $61.7 million and $31.7 million in the third quarter of 2004 and 2003, respectively. Average loans increased 2% driven by residential loans which more than doubled between these two periods. These increases were nearly offset by a 21% decrease in average commercial loans. Net interest income increased $14.2 million, or 16%, driven by higher loan balances and the purchase of higher yielding residential loans.

The gain on interest rate swaps was $13.8 million in the third quarter of 2004 compared with a loss on interest rate swaps of $5.8 million in the third quarter of 2003 reflecting the decreasing rate environment in the third quarter of 2004, contrasted to increasing rates in the same period of 2003. Management fees increased in the third quarter of 2004 from the third quarter of 2003 as a result of Wachovia’s increased expense base. Additionally, the provision for credit losses was a benefit of $5.5 million in the third quarter of 2004 compared with an expense of $7.7 million in the same period of 2003. This was driven by the refined methodology, changes in the composition of our loan portfolio and improving credit conditions. Income taxes were an expense of $5.1 million in the third quarter of 2004 compared with a benefit of $2.0 million in the third quarter of 2003, primarily as a result of a gain on interest rate swaps in the third quarter of 2004 compared with a loss on interest rate swaps in the third quarter of 2003.

The average balances, interest income and rates related to interest-earning assets for the three months ended September 30, 2004 and 2003, are presented below.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$7,548,046	63,519	3.35%	$9,609,614	73,654	3.04%
Home equity loans	1,153,841	20,748	7.15	597,719	9,587	6.36
Residential mortgages	2,281,404	18,414	3.23	513,889	5,523	4.30
Interest-bearing deposits in bank and other earning assets	960,445	3,579	1.48	1,119,495	2,911	1.03

Total interest-earning assets	$11,943,736	106,260	3.54%	$11,840,717	91,675	3.07%

Balance Sheet Analysis

September 30, 2004 to December 31, 2003

At September 30, 2004, total assets were $12.6 billion compared with $12.5 billion at December 31, 2003. At September 30, 2004, $7.3 billion, or 58% of our assets, consisted of a 100% participation interest in commercial loans, $2.2 billion, or 18% of our assets, consisted of a 100% participation interest in residential mortgages, and $1.6 billion, or 12% of our assets, consisted of a 100% participation interest in home equity loans, before the allowance for loan losses.

Loans.    Net loans decreased $92.5 million to $11.0 billion at September 30, 2004, compared with December 31, 2003, reflecting an 18% decrease in commercial loans partially offset by a 63% increase in residential loans in the same time period. In addition, we purchased $2.1 billion of residential loans from the Bank between December 31, 2003, and September 30, 2004. See Table 2 following “Accounting and Regulatory Matters” for additional information.

The fair value of $2.1 billion of fixed rate loans and loan participations was approximately $2.2 billion and the fair value of $8.9 billion of variable rate loans and loan participations was approximately $8.5 billion at September 30, 2004.

Allowance for Loan Losses.    The allowance for loan losses decreased $960,000 from December 31, 2003, to $103.2 million at September 30, 2004. The decrease reflects changes in the composition of our loan portfolio and the resulting lower risk profile as well as improving credit conditions. The impact of these changes was offset by an increase as a result of the refinement in the methodologies used in determining certain components of the allowance, which is discussed further in the “Critical Accounting Policies” section.

The reserve for unfunded lending commitments, which is included in other liabilities, was $881,000 at September 30, 2004, and declined $1.9 million in the first nine months of 2004. The decline was primarily related to declining outstanding commitments in our loan portfolio.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $104.1 million at September 30, 2004, compared with $107.0 million at December 31, 2003.

See Table 3 and Table 5 following “Accounting and Regulatory Matters” for additional information related to the allowance for loan losses and to the reserve for unfunded lending commitments, respectively.

Interest Rate Swaps.    Interest rate swaps decreased to $494.4 million at September 30, 2004, from $519.0 million at December 31, 2003, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable/payable from affiliates was a net payable position of $241.9 million at September 30, 2004, compared with a net accounts payable position of $149.2 million at December 31, 2003, as a result of intercompany cash transactions, which are primarily related to loan activity.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $493.6 million at September 30, 2004, from $519.5 million at December 31, 2003, reflecting a decrease in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. See “Critical Accounting Policies” for additional information related to the reserve for unfunded lending commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2004, and December 31, 2003, unfunded commitments to extend credit were $1.2 billion and $1.3 billion, respectively.

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

At September 30, 2004, approximately 19% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of our asset position. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2004, $10.0 billion, or 80% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2004, our liabilities were $831.4 million, or 7% of our assets, while stockholders’ equity was $11.7 billion, or 93% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

At September 30, 2004, our position in interest rate swaps was an asset of $958.8 million and a liability of $464.4 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	6.10	—	7.45	—	7.41
Weighted average pay rate (a)	—%	1.92	—	1.89	—	1.89
Interest Rate Swap Liabilities
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	1.92	—	1.89	—	1.89
Weighted average pay rate (a)	—%	4.84	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2004.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2004, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.50 years, weighted average receive rate of 7.41% and weighted average pay rate of 1.89%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.50 years, weighted average receive rate of 1.89% and weighted average pay rate of 5.69% at September 30, 2004. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2004.

Due to the difference in fixed rates in our interest rate swaps, short-term volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $18.8 million or $38.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $17.8 million or $34.6 million, respectively. Short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

In the nine months ended September 30, 2004, we paid the Bank $2.1 billion in cash for residential loans, which reflected a fair value purchase price.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2004	2003
Ratios
Return on assets	2.83%	2.80
Return on stockholders’ equity	2.98	2.99
Stockholders’ equity to assets	95.12	93.71
Dividend payout ratio	101.05%	110.01

Table 2 LOANS

(In thousands)	September 30, 2004	December 31, 2003
COMMERCIAL
Commercial and commercial real estate	$7,259,222	8,822,645

RESIDENTIAL LOANS
Residential mortgages	2,232,242	1,846,698
Home equity loans	1,560,463	475,930

Total loans	11,051,927	11,145,273
Unearned income	6,832	7,659

Total loans, net of unearned income	$11,045,095	11,137,614

Table 3 LOAN LOSSES AND RECOVERIES

	Nine Months Ended September 30,
(In thousands)	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$104,201	105,551
Provision for credit losses	1,920	11,585
Allowance relating to loans sold	(344)	(168)
Net charge-offs	(2,536)	(8,201)

Balance, end of period	$103,241	108,767

as a % of loans, net	0.93%	0.96

as a % of nonaccrual loans	565%	321

LOAN LOSSES
Commercial and commercial real estate loans	$437	4,278
Residential mortgages	189	—
Home equity loans	3,142	4,834

Total loan losses	3,768	9,112

LOAN RECOVERIES
Commercial and commercial real estate loans	832	705
Residential mortgages	—	—
Home equity loans	400	206

Total loan recoveries	1,232	911

Net charge-offs	$2,536	8,201

Total net charge-offs as a % of average loans, net	0.02%	0.07

Table 4 NONACCRUAL LOANS
(In thousands)	September 30, 2004	December 31, 2003
Commercial and commercial real estate loans	$7,896	5,644
Residential mortgages	4,703	3,131
Home equity loans	5,667	6,845

Total nonaccrual loans	$18,266	15,620

as a % of loans, net	0.17%	0.14

Accruing loans past due 90 days	$13,871	21,563

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2004	2003
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$2,828	774
Provision for credit losses	(1,947)	973

Balance, end of period	$881	1,747

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

As of September 30, 2004, Wachovia Funding carried out an evaluation, under the supervision and with the participation of Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia Funding’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Wachovia Funding held its annual meeting of stockholders on November 5, 2004. At the annual meeting, the only item voted upon by Wachovia Funding stockholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

	FOR	WITHHELD
James E. Alward	106,781,965	16,384
Joel J. Griffin	106,782,186	16,163
Charles F. Jones	106,782,127	16,222
G. Kennedy Thompson	106,773,519	24,830

Item 5.    Other Information.

Not applicable.

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

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2004, Wachovia Funding did not file any Current Reports on

Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 10, 2004

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