Form 10-K
period 2004-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2005-03-23
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2004, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of January 31, 2005, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (excluding the list of exhibits incorporated therein by reference).

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

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 532.3 shares, 128 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

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

Home Equity Loans

We own participation interests in home equity loans secured by a first, second or third mortgage which primarily is on the borrower’s residence. These loans typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, second and third liens are repaid on an installment basis and income is accrued based on the outstanding balance of the loan. First liens are repaid on an amortizing basis. Loans currently underlying the home equity loan participations bear interest at fixed and variable rates.

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

Our portfolio of residential mortgage loans currently consists of both adjustable and fixed rate mortgage loans and we may purchase additional interests in both types of residential mortgage loans in the future. Fixed rate mortgage loans currently consist of the following fixed rate product types:

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

Adjustable rate mortgage loans, or ARMs, currently consist of the following adjustable rate product types:

Conventional:

One-year Adjustable Rate Loans:    A loan with interest adjustments in 12-month intervals. Payment frequencies may include biweekly, semimonthly or monthly. Such loans may have yearly and lifetime caps on the amount the interest rate may change at an interval. The interest rate change calculation is typically tied to a Treasury or LIBOR index rate. Typically, the interest rate is based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus the margin stated in the note, subject to rounding and any caps.

Various Adjustable Rate Loans:    A one-year ARM that is fixed for one of a number of various time periods which are typically between 3 and 10-years. After the initial fixed time period, the interest adjusts in 12- month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

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

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2004, we did not hold any mortgage-backed securities.

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

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. We refer to these interests as “Qualifying Interests”. Under current interpretations by the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The provisions of the Investment Company Act therefore may limit the assets that we may acquire. We have established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets to comply with these provisions.

We currently make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our Independent Directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Included in loan servicing costs were fees paid to the Bank for the years ended December 31, 2004 and 2003, of $4.7 million and $6.1 million, respectively. In 2004 and 2003, the annual servicing fee with respect to the commercial real estate and commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.025%. For home equity loans, the fee was equal to the outstanding balance of each loan multiplied by 0.050%.

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

For more information concerning Wachovia and the Bank, please see Part IV, Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference) and Wachovia’s supplementary consolidating financial information as of December 31, 2004 and 2003, and for the three years ended December 31, 2004, which is filed herewith as Exhibit (99)(a).

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

In the Matter of KPMG LLP Certain Auditor Independence Issues.    As previously reported in Wachovia Funding’s reports filed with the SEC, the SEC has requested Wachovia to produce certain information concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period from January 1, 1997, to November 2003 in connection with an inquiry regarding the independence of KPMG LLP as Wachovia’s outside auditors during such period. Wachovia is continuing to cooperate with the SEC in its inquiry, which is being conducted pursuant to a formal order of investigation entered by the SEC on October 21, 2003. Wachovia believes the SEC’s inquiry relates to certain tax services offered to Wachovia‘s customers by KPMG LLP during the period from 1997 to early 2002, and whether these activities might have caused KPMG LLP not to be “independent” from Wachovia, as defined by applicable accounting and SEC regulations requiring auditors of an SEC-reporting company to be independent of Wachovia Funding. Wachovia and/or KPMG LLP received fees in connection with a small number of personal financial consulting transactions related to these services. KPMG LLP has confirmed to Wachovia that during all periods covered by the SEC’s inquiry, including the present, KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

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

Dividends

For the year ended December 31, 2004, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share of its Series A preferred securities, (ii) cash dividends of $0.82 per share of its Series B preferred securities, (iii) cash dividends of $23.14 per share of its Series C preferred securities, and (iv) cash dividends of $85.00 per share of its Series D preferred securities. The Series A, Series B and Series C preferred securities were issued in November 2002. Wachovia Funding also paid dividends of $1.75 per share on its common stock in 2004. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

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

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the five years ended December 31, 2004, are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2004 and 2003, and for the three years ended December 31, 2004, which includes certain consolidated financial information for the Bank, which is filed herewith as Exhibit (99)(a).

	Years Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
Net interest income	$400,653	381,609	197,576	67,322	57,257
Provision for credit losses	(3,390)	15,278	15,215	5,262	3,602
Other income (loss)	13,914	14,288	76,130	(95,890)	395
Noninterest expense	39,882	26,846	9,869	2,394	2,207
Net income (loss)	$372,419	348,477	305,800	(23,545)	32,434

BALANCE SHEET DATA
Cash and cash equivalents	$970,667	926,175	851,692	957,454	183,223
Loans, net of unearned income	10,909,529	11,137,614	10,947,583	4,378,961	558,756
Allowance for loan losses	(99,932)	(104,201)	(104,737)	(36,046)	(3,833)
Interest rate swaps	459,838	519,006	577,684	573,620	—
Total assets	12,316,637	12,511,277	12,460,564	5,890,778	746,803
Collateral held on interest rate swaps	458,265	519,460	575,820	570,340	—
Total liabilities	555,021	761,723	661,163	733,358	283
Total stockholders’ equity	$11,761,616	11,749,554	11,799,401	5,157,420	746,520

SELECTED OTHER INFORMATION
Nonperforming loans	$20,247	15,620	16,299	5,024	2,684
Nonperforming loans as a % of total loans	0.19%	0.14	0.15	0.11	0.48
Nonperforming loans as a % of total assets	0.16	0.12	0.13	0.09	0.36
Allowance for loan losses as a % of non-performing loans	493.56	667.10	642.60	717.48	142.81
Allowance for loan losses as a % of total loans	0.92%	0.94	0.96	0.82	0.69

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

For the tax year ended December 31, 2004, we expect to be taxed as a REIT and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels we believe are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the consolidated financial statements. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect our careful assessment of credit risk considering all information available to us. Where appropriate, this assessment includes monitoring qualitative and quantitative trends including changes in the levels of past due, criticized and nonperforming loans. In addition, we rely on estimates and exercise judgment. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from our estimates, and an increase or a decrease in the allowance for credit losses may be required.

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk that are used in developing the appropriate allowance for loans specific to our portfolio.

In 2004, Wachovia refined the allowance for loan losses model to better align its methodology with the current framework for analyzing credit risk. This refinement did not significantly change the level of our allowance or our view as to its adequacy. The following provides a description of Wachovia’s methodology.

Our refined model for the allowance for loan losses has four components: formula-based components for both the commercial and consumer portfolios, each including an adjustment for historical loss variability, a reserve for impaired commercial loans and an unallocated component. Our refined model enables us to effectively align the allowance with the different types of credit risk inherent in our loan portfolio. Separate allowance ranges for the commercial and consumer components permit us to specifically address the current trends and events affecting the credit risk in the loan portfolio.

For commercial loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed for commercial loans, classified by credit grade. The “—Risk Governance and Administration—Credit Risk Management” section discusses the processes and controls overassignment and review of credit grades. Average losses for each credit grade are computed using the annualized historical rate at which loans in each credit grade have defaulted (default rates) and the historical average losses realized for defaulted loans (“loss-given-default” or LGD). Default rates have been developed by analyzing seven years of our default experience and over 20 years of comparable external data. Default rates, which are validated annually, are estimates derived from long-term averages and are not conditioned on short-term economic or environmental factors. LGD rates have also been developed using seven years of internal data and industry data.

For consumer loans, the formula-based component of the allowance for loan losses is based on loss rates for specific groups of similar loans in each product category. The loss rates are based on historical loss data, historical delinquency patterns, vintage analyses, credit score-based forecasting methods and stress tests.

For both commercial and consumer loans, the formula-based loss components include additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions. In an economic downturn, for example, the timing and magnitude of credit risk deterioration in certain industries may be faster and more severe than in others. In addition, adverse trends in macroeconomic factors such as unemployment rates, income growth, inflation and political events are likely to affect some borrowers’ ability to meet loan payments. Including historical variability in our model enables us to capture probable incurred losses that are not yet evident in current default grades, delinquencies or other credit risk measurement tools.

At December 31, 2004, the formula-based components of the allowance were $83.6 million for commercial loans and $16.3 million for consumer loans.

When applicable, specific reserves are established within the allowance for loan losses for large impaired loans. We define impaired loans as commercial loans on nonaccrual status. Impaired loans with a minimum total exposure of $10.0 million are individually reviewed. The reserve for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. Fair value is estimated using the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. No other reserve is provided on impaired loans that are individually reviewed. At December 31, 2004, we did not have any impaired loans over $10.0 million.

The allowance for loan losses is supplemented, under certain conditions, with an unallocated component. This component reflects in part the inherent uncertainty of estimates and is designed as a final tool in fully capturing probable incurred losses in the loan portfolio. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another. We anticipate that the unallocated component of the allowance will generally not exceed 5 percent of the total allowance for loan losses. There was no unallocated component at December 31, 2004.

In 2004, we reclassified our reserve for unfunded commercial lending commitments from the allowance for loan losses to other liabilities. The amount of the reserve is based on the modeling process that is consistent with the process described above for the commercial portion of the allowance for loan losses. In addition, this model includes as a key factor the historical average rate at which unfunded exposures have been funded at time of default. At December 31, 2004, the reserve for unfunded lending commitments was $728,000.

The factors supporting the allowance for loan losses and the reserve for unfunded commitments as described above does not diminish the fact that the entire allowance for loan losses and reserve for unfunded commitments is available to absorb losses in the loan portfolio and the related unfunded commitments, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2004, 2003 and 2002.

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, the majority of our interests in loans that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the mortgage assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

In each of the years in the three-year period ended in 2004, Wachovia Funding purchased loans from the Bank at fair value. In 2004, Wachovia Funding paid $2.9 billion for residential loans. In 2003, Wachovia Funding paid $2.0 billion and $483.9 million for residential loans and commercial loans, respectively. In 2002, Wachovia Funding paid $896.4 million for participation interests in home equity loans and $230.0 million for commercial loans.

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

2004 to 2003 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $187.1 million in 2004 and $176.5 million in 2003. Higher net interest income and a significantly lower provision for credit losses led to the increase in 2004. These were partially offset by higher management fee expense and lower gains in interest rate swaps.

Interest Income.    Interest income increased $19.4 million from 2003 to $407.5 million in 2004. The increase includes $46.8 million and $21.8 million in higher residential mortgage loan interest income and home equity loan interest income, respectively. These were partially offset by $53.1 million in lower commercial loan interest income. Average residential mortgage loans and average home equity loans increased $1.6 billion and $225.2 million in 2004 compared with 2003, respectively. Average commercial loans decreased $2.0 billion in the same period due to pay-downs in 2004. Loan pay-downs were reinvested in home equity loans and residential mortgage loans, both of which carry a higher yield than commercial loans. Interest income on cash invested in overnight eurodollar deposit investments increased $4.0 million, or 38%, in 2004 to $14.5 million from $10.5 million in 2003 primarily due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2004, are presented below.

	Year Ended December 31, 2004			Year Ended December 31, 2003
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$7,791,875	262,755	3.37%	$9,776,243	315,868	3.23%
Home equity loans	920,497	57,829	6.28	695,341	36,010	5.18
Residential mortgages	2,198,070	72,459	3.30	563,077	25,685	4.56
Interest-bearing deposits in banks and other earning assets	1,028,977	14,468	1.41	927,153	10,506	1.13

Total earning assets	$11,939,419	407,511	3.41%	$11,961,814	388,069	3.24%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2004, is presented below.

	2004 Compared to 2003
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$(53,113)	12,402	(65,515)
Home equity loans	21,819	8,916	12,903
Residential mortgages	46,774	(17,465)	64,239
Interest-bearing deposits in banks and other earning assets	3,962	2,669	1,293

Total earning assets	$19,442	6,522	12,920

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense increased to $6.9 million in 2004 from $6.5 million in 2003 due to the increase in short-term market rates paid on the collateral held on the interest rate swaps. This was partially offset by a decline in average balances of collateral.

Provision for Credit Losses.    The provision for credit losses was a benefit of $3.4 million in 2004 compared with an expense of $15.3 million in 2003. The lower provision reflects improving credit conditions and a change to a lower risk profile from 2003 as the balances in commercial loans continued to decrease due to pay-downs. Commercial loan pay-downs have been reinvested in residential loans which have a lower risk profile. The provision in 2004 included a benefit of $1.3 million related to the loan portfolio and a benefit of $2.1 million related to unfunded lending commitments.

Gain on Interest Rate Swaps.    The gain on interest rate swaps was $13.8 million in 2004 compared with a gain of $14.3 million in 2003. The slight decrease was driven by an increase in the interest rate environment in 2004. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs decreased $1.4 million to $4.7 million in 2004 due to lower average commercial loan commitments, partially offset by higher average home equity loans. Average commercial loans decreased $2.0 billion in 2004 compared with 2003, while average home equity loans increased $225.2 million in the same period. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.025%. For home equity loans, the fee is equal to the outstanding balance of each loan multiplied by 0.050%.

Management Fees.    Management fees were $33.8 million in 2004 compared with $19.1 million in 2003 reflecting Wachovia’s increased expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis to those that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In the first two months of 2003, we did not meet the monthly asset and income test.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2004 and 2003, these costs were not significant.

Income Tax Expense (Benefits).    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.7 million in 2004 compared with $5.3 million in 2003. WPR holds our interest rate swaps and its pre-tax income in both periods reflects the gain on interest rate swaps noted above. In 2004 and 2003, WPR’s effective income tax rate was 35.33% and 35.00%, respectively.

2004 to 2003 Fourth Quarter Comparison

Wachovia Funding earned net income of $110.3 million and $83.9 million in the fourth quarter of 2004 and 2003, respectively, as the majority of the income in both quarters was earned from interest on commercial, residential and home equity loans. Average loan balances decreased 3% driven by a 24% decrease in commercial loans. This decrease was nearly offset by an increase in residential loans which increased 97% between these two periods. Net interest income increased $19.3 million, or 20%, driven by the increased balances in higher yielding residential loans and increasing interest rates on variable rate commercial loans.

The gain on interest rate swaps was $990,000 in the fourth quarter of 2004 compared with a loss on interest rate swaps of $1.9 million in the fourth quarter of 2003 reflected the impact of an increasing rate environment in the fourth quarter 2004. Management fees increased in the fourth quarter of 2004 from the fourth quarter of 2003 as a result of Wachovia’s increased expense base. Additionally, the provision for credit losses was a benefit of $3.4 million in the fourth quarter of 2004 compared with an expense of $2.7 million in the same period of 2003. This was driven by the refined methodology, changes in the composition of our loan portfolio and improving credit conditions. Income taxes were an expense of $630,000 in the fourth quarter of 2004 compared with a benefit of $591,000 in the fourth quarter of 2003, primarily as a result of a gain on interest rate swaps in the fourth quarter of 2004 compared with a loss on interest rate swaps in the fourth quarter of 2003.

2003 to 2002 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $176.5 million in 2003 and $287.5 million in 2002. Higher net interest income was offset by higher noninterest expense and substantially increased dividend payments to holders of preferred stock.

Interest Income.    Interest income increased $179.9 million from 2002, or 86%, to $388.1 million in 2003. Interest on all commercial loans increased to $315.9 million in 2003 from $153.6 million in 2002, primarily as a result of a full year of interest in 2003 on commercial loans contributed to us in November 2002. Average commercial loans increased $5.1 billion in 2003 to $9.8 billion from $4.7 billion in 2002. Interest on residential loans increased $24.7 million, or 67%, to $61.7 million in 2003 from $37.0 million in 2002 as a result of residential mortgage loan purchases in 2002. Average residential loans increased $724.1 million in 2003 to $1.3 billion from $534.4 million in 2002. Interest income on cash invested in overnight eurodollar deposit investments decreased $7.0 million, or 40%, in 2003 to $10.5 million from $17.5 million in 2002 primarily due to the decline in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2003, is presented below.

	Year Ended December 31, 2003			Year Ended December 31, 2002
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$9,776,243	315,868	3.23%	$4,668,580	153,557	3.29%
Home equity loans	695,341	36,010	5.18	438,609	30,678	6.99
Residential mortgages	563,077	25,685	4.56	95,759	6,342	6.62
Interest-bearing deposits in banks and other earning assets	927,153	10,506	1.13	1,080,237	17,545	1.62

Total earning assets	$11,961,814	388,069	3.24%	$6,283,185	208,122	3.31%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2003, is presented below.

	2003 Compared to 2002
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$162,311	(4,202)	166,513
Home equity loans	5,332	(10,294)	15,626
Residential mortgages	19,343	(6,790)	26,133
Interest-bearing deposits in banks and other earning assets	(7,039)	(4,928)	(2,111)

Total earning assets	$179,947	(26,214)	206,161

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense decreased to $6.5 million in 2003 from $10.5 million in 2002 due to the decline in short-term interest rates paid on the collateral held on the interest rate swaps and the decline in the collateral.

Provision for Credit Losses.    The provision for credit losses remained relatively flat at $15.3 million in 2003 from $15.2 million in 2002. In 2003, we enhanced our allowance for loan losses methodology by developing certain allowance components that were pro-rata allocations of Wachovia’s allowance in 2002 to be specific calculations based on our loan portfolio. In particular, we developed loss rates for our home equity portfolio and we began evaluating deteriorating industries for our commercial loans. These refinements in 2003 resulted in an additional provision expense of approximately $4.0 million thereby increasing the allowance for loan losses, which was offset by a decreased provision expense of approximately $5.0 million related to lower outstandings and an increase in overall credit quality of the portfolio.

Gain on Interest Rate Swaps.    The gain on interest rate swaps decreased $61.8 million in 2003 from $76.1 million in 2002. The decrease is the result of changes in interest rates.

Loan Servicing Costs.    Loan servicing costs increased $5.1 million, to $6.1 million in 2003 from $1.0 million in 2002 due to higher average loans from the loan contributions and purchases in 2003 and 2002.

Management Fees.    Management fees were $19.1 million in 2003 compared with $7.2 million in 2002. In the first two months of 2003, we did not meet the monthly asset and income test. The higher management fees in 2003 primarily reflects loan growth which occurred largely in the second half of 2002 with the full impact of this growth realized in 2003.

Other Expense.    Other expense primarily consists of cost associated with foreclosures activity related to residential properties. In 2003 and 2002, these costs were not significant.

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

Balance Sheet Analysis

December 31, 2004 to December 31, 2003

Total Assets.    Our assets primarily consist of commercial loans and residential loans although we have the authority to hold assets other than loans. At December 31, 2004, and December 31, 2003, total assets were $12.3 billion and $12.5 billion, respectively. At December 31, 2004 and December 31, 2003, net loans were 89% of total assets.

Loans.    Net loans decreased $228.1 million to $10.9 billion at December 31, 2004, compared with December 31, 2003, reflecting a 24% decrease in commercial loans partially offset by a 82% increase in residential loans. At December 31, 2004 and December 31, 2003, commercial loans comprised 61% and 79% of net loans, respectively. Residential loans comprised 39% and 21% of net loans at December 31, 2004 and December 31, 2003, respectively. The decrease in commercial loans was due to pay-downs in 2004 while the increase in residential loans was due to the reinvestment of pay-downs into residential loans. See the “Allowance for Loan Losses” section of “Critical Accounting Policies” and Table 2, Loan Losses and Recoveries and Past Due Loans, following “-Accounting and Regulatory Matters” for additional information.

Commercial loan maturities for the years ended December 31, 2004 and 2003, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2004	2003
FIXED RATE
1 year or less	$43,944	72,111
1-5 years	66,552	56,437
After 5 years	146,319	181,534

Total fixed rate	256,815	310,082

ADJUSTABLE RATE
1 year or less	1,154,576	1,405,797
1-5 years	2,923,451	4,026,663
After 5 years	2,357,010	3,080,103

Total adjustable rate	6,435,037	8,512,563

Total	$6,691,852	8,822,645

Allowance for Loan Losses.    The allowance for loan losses decreased $4.3 million from December 31, 2003, to $99.9 million at December 31, 2004. The decrease reflects changes in the composition of our loan portfolio and the resulting lower risk profile as well as improving credit conditions. The impact of these changes was partially offset by an increase as a result of the refinement in the methodologies used in determining certain components of the allowance, which is discussed further in the “Critical Accounting Policies” section.

The reserve for unfunded lending commitments, which is included in other liabilities, was $728,000 at December 31, 2004, and declined $2.1 million in 2004. The decline was primarily related to declining outstanding commitments in our commercial loan portfolio.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $100.7 million at December 31, 2004, compared with $107.0 million at December 31, 2003.

See Table 2 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $459.8 million at December 31, 2004, from $519.0 million at December 31, 2003, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable/Payable—Affiliates, Net.    Net accounts receivable from affiliates was $39.9 million at December 31, 2004, compared with net accounts payable to affiliates of $149.2 million at December 31, 2003, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $458.3 million at December 31, 2004, from $519.5 million at December 31, 2003, reflecting the decline in the fair value of the interest rate swaps.

Commitments

Our commercial loan relationships include unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “—Risk Governance and Administration—Credit Risk Management” section describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2004 and 2003, unfunded commitments to extend credit were $1.1 billion and $1.3 billion, respectively. The decrease in unfunded commitments was largely due to the paydown of commercial loans.

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

Credit risk is managed through a combination of policies and procedures and authorities that are tracked and regularly updated in a centralized database. Wachovia’s board of directors granted credit authority to the chief executive officer, who in turn, has delegated that authority to the chief risk officer. Certain authorities are further delegated through the independent risk management organization. Most officers who are authorized to approve credit exposure are in the risk management organization, are experienced in the industries and loan structures over which they have responsibility, and are independent of the officers who are responsible for generating new business.

The maximum level of credit exposure to individual commercial borrowers or a related group of borrowers is limited by policy guidelines approved by Wachovia’s Credit Risk Committee. These guidelines are based on the default probabilities associated with the credit facilities extended to each borrower as well as on the economic capital associated with them.

Concentration risk is also managed through geographic and industry diversification and loan quality factors. Wachovia’s Credit Risk Committee approves industry concentration and country exposure limits.

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

The Credit Risk Review unit is an independent unit that performs risk process reviews and evaluates a representative sample of credit extensions after the fact. Credit Risk Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting and servicing practices. This unit reports directly to the Risk Committee of the Wachovia board of directors.

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

In commercial lending, servicing of credit exposure is dependent on the risk of the borrower, or a particular loan, or both, and can be as often as weekly or only annually. Some term loans having characteristics similar to retail loans are monitored for delinquencies only. In general, quarterly or semiannual servicing is normal for all significant exposures. The internal risk ratings are confirmed with each major servicing event.

Borrower exposures may be designated as “watch list” accounts when warranted by either environmental factors or individual company performance. Such accounts are subjected to additional review by the business line management, risk management and credit risk review staff, and Wachovia’s chief risk officer in order to adequately assess the borrower’s credit status and to take appropriate action. In addition, projections of both nonperforming assets and losses for future quarters are performed monthly. Wachovia has also established special teams composed of highly skilled and experienced lenders to manage problem credits. These teams handle commercial recoveries, workouts and problem loan sales.

Commercial credit checks and balances, the independence of risk management functions and specialized processes are all designed to avoid problems where possible and to recognize and address problems early in the cycle when they do occur.

Retail Credit.    In retail lending, Wachovia manages credit risk primarily from a portfolio view. The risk management division, working with the line of business, determines the appropriate risk and return profile for each portfolio, using a variety of tools including quantitative models and scorecards tailored to meet Wachovia’s specific needs.

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

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At December 31, 2004, approximately 24% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2004, $9.3 billion, or 76% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2004, our liabilities were $555.0 million, or 5% of our assets, while stockholders’ equity was $11.8 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2004, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of the $2.6 billion of fixed rate loans and loan participations approximated their carrying amounts at December 31, 2004. The fair value of the $8.3 billion of variable rate loans and loan participations was approximately $8.2 billion at December 31, 2004.

	December 31, 2004
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$882,994	—	—	—	—	882,994
Loans and loan participations
Fixed rate	160	46,136	36,522	99,858	2,390,633	2,573,309
Variable rate	—	1,154,598	1,735,471	1,192,263	4,260,478	8,342,810

Total rate-sensitive assets	$883,154	1,200,734	1,771,993	1,292,121	6,651,111	11,799,113

Total rate-sensitive liabilities	$458,265	—	—	—	—	458,265

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

At December 31, 2004, our position in interest rate swaps was an asset of $825.0 million and a liability of $365.2 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

	December 31, 2004
(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
INTEREST RATE SWAP ASSETS
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	6.10	—	7.45	—	7.41
Weighted average pay rate (a)	—%	1.92	—	2.50	—	2.48
INTEREST RATE SWAP LIABILITIES
Notional amount	$—	150,000	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	—%	1.92	—	2.50	—	2.48
Weighted average pay rate (a)	—%	4.84	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2004.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2004, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 2.48%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.24 years, weighted average receive rate of 2.48% and weighted average pay rate of 5.69% at December 31, 2004. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2004.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $17.5 million or $35.9 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $16.6 million or $32.2 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

The financial services industry is in the early stages of developing a comprehensive and enterprise-wide framework for organizational structure, processes, and technologies to manage and measure operational risk. Wachovia recognized the need to establish operational risk as a distinct risk when it revised its economic capital models in 2000. Quantification of operational risk is challenging and highly complex, and Wachovia has devoted significant resources to refining their framework and models. Wachovia believes that proactive management of operational risk is a competitive advantage due to lower earnings volatility, greater customer satisfaction and enhanced reputation.

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

The enterprise-wide operational risk team reporting to the chief risk officer is composed of professionals who work with business line and risk management resources to deploy and improve operational risk management competencies, processes and technologies. Additionally, this group is responsible for corporate operational risk governance and information reporting to executive management and to Wachovia’s board of directors, including its Audit Committee and the Risk Committee.

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

At December 31, 2004, our liabilities principally consist of cash collateral held on the interest rate swaps. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Financial Disclosure

As a subsidiary of Wachovia, we are a part of Wachovia’s internal control procedures that include internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. The following is a discussion of Wachovia’s process of maintaining and evaluating internal controls over financial reporting. Wachovia’s general process of maintaining and evaluating internal controls over financial reporting also includes maintaining and evaluating internal controls over the financial reporting of Wachovia Funding. Wachovia is subject to the internal control reporting and attestation requirements of the Federal Deposit Insurance Corporation Improvement Act, and therefore, it is very familiar with the process of maintaining and evaluating its internal controls over financial reporting. Wachovia’s management, including certain of its executive officers who are also executive officers of Wachovia Funding (see “Item I. Business—Employees “), are also focused on “disclosure controls and procedures,” which as defined by the SEC, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including Wachovia’s chief executive officer and chief financial officer, who are also the chief executive officer and chief financial officer of Wachovia Funding, respectively, as appropriate, to allow timely decisions regarding required disclosure.

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s disclosure committee and Wachovia’s internal auditors, and Wachovia’s external auditors, who are also our external auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information are also reviewed with the Audit Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis. In addition, representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or adoption of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis. As required by applicable regulatory requirements, Wachovia’s chief executive officer and the chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures and internal controls over financial reporting. With the assistance of its disclosure committee, Wachovia will continue to assess and monitor the disclosure controls and procedures of Wachovia and Wachovia Funding and will make refinements as necessary.

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

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgage loans. We are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2004 and for certain months in 2003, and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in Results of Operations.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2004, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

Purchased Loans.    In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under this SOP, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. The SOP is effective for loans acquired beginning in 2005, with early adoption encouraged. We do not believe adoption of this SOP will have a material impact on our consolidated financial position or results of operations.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2004	2003	2002
RATIOS
Return on assets	3.02%	2.78	4.22
Return on stockholders’ equity	3.16	2.95	4.90
Stockholders’ equity to assets	95.38	94.25	86.25
Dividend payout ratio	96.76%	114.34	27.26

Table 2    LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS

	Years Ended December 31,
(In thousands)	2004	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$104,201	104,737	36,046
Provision for credit losses	(1,290)	14,038	14,739
Allowance relating to loans sold	(543)	(1,389)	(2,005)
Allowance related to loans contributed from the Bank	—	—	63,895
Net charge-offs	(2,436)	(13,185)	(7,938)

Balance, end of year	$99,932	104,201	104,737

LOAN LOSSES
Commercial and commercial real estate loans	$437	6,852	1,124
Residential mortgages	308	50	—
Home equity	4,496	7,292	7,213

Total loan losses	5,241	14,194	8,337

LOAN RECOVERIES
Commercial and commercial real estate loans	2,242	705	—
Residential mortgages	—	—	—
Home equity	563	304	399

Total loan recoveries	2,805	1,009	399

Net charge-offs	$2,436	13,185	7,938

Total net charge-offs as % of average loans, net	0.02%	0.12	0.15

Accruing loans past due 90 days	$10,562	21,563	3,182

Table 3    RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Years Ended December 31,
(In thousands)	2004	2003	2002
Balance, beginning of year	$2,828	1,588	1,112
Provision for credit losses	(2,100)	1,240	476

Balance, end of year	$728	2,828	1,588

Table 4    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES (a)

	December 31,
	2004		2003		2002		2001
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial loans	$83,621	61%	$56,901	79%	$69,322	90%	$21,539	91%
Residential mortgages	4,162	19	6,835	17	395	1	87	2
Home equity loans	12,149	20	1,637	4	1,969	9	2,068	7
Unallocated	—	—	38,828	—	33,051	—	12,352	—

Total	$99,932	100%	$104,201	100%	$104,737	100%	$36,046	100%

(a)	In 2004, we reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented prior to 2004 have been reclassified to conform to the presentation in 2004. More information is in Note 3 to “Notes to Consolidated Financial Statements”. In addition, in 2004 the allowance for loan losses model was refined to better align its methodology with the current framework for analyzing credit risk. As a result, it is anticipated that the unallocated component of the allowance for loan losses will generally not exceed 5 percent of the total allowance for loan losses. The allocation of the allowance for loan losses for years prior to 2004 has not been restated to reflect the 2004 refinements to the allowance for loan losses model.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2004, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers

We currently have two executive officers. Our executive officers are also executive officers of Wachovia. G. Kennedy Thompson has been our Chief Executive Officer since November 2002 and Robert P. Kelly has been our Chief Financial Officer since November 2002. We estimate that our executive officers devote less than 5% of their time to managing our business. The names of our executive officers, their ages, their positions with Wachovia and their business experience during the past five years, are as follows:

G. Kennedy Thompson (54).    Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999, of Wachovia. Previously, Chairman, from March 2001 to September 2001; and Vice Chairman, prior to December 1999, of Wachovia. Also, a director of Wachovia and Florida Rock Industries, Inc.

Robert P. Kelly (51).    Senior Executive Vice President and Chief Financial Officer of Wachovia since September 2001. Previously, Executive Vice President and Chief Financial Officer of Wachovia, from November 2000 to September 2001; and Vice Chairman-Group Office of Toronto Dominion Bank from February 2000 to July 2000, and Vice Chairman-Retail Banking prior to February 2000, of Toronto Dominion Bank.

None of our executive officers owns any shares of our capital stock.

Directors

We currently have four directors. One of our directors, G. Kennedy Thompson, is also an executive officer and director of Wachovia. The names of our directors, their ages, their positions with Wachovia Funding, Wachovia and/or their business experience during the past five years, are as follows:

James E. Alward (61).    Retired since June 1998. Previously, Vice President of Taxes, CVS Corporation, a national retail drug store chain. Director since 2002.

Joel J. Griffin (58).    Chairman, The Griffin Company, Atlanta, Georgia, a real estate development, marketing, brokerage and construction services business. Director since 2002.

Charles F. Jones (50).    Chief Executive Officer, Tricore Chemical, Inc., Atlanta, Georgia, a chemical reseller and distributor. Director since 2002.

G. Kennedy Thompson (54).    Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999, of Wachovia. Previously, Chairman, from March 2001 to September 2001; and Vice Chairman, prior to December 1999, of Wachovia. Director since 2002. Also, a director of Wachovia and Florida Rock Industries, Inc.

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

Audit & Compliance Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the affiliates, directors and executive officers subject to that Section to file reports with the SEC and the NYSE relating to their ownership of Wachovia Funding Series A preferred securities and any changes in that ownership. To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2004, all Section 16(a) reports applicable to affiliates, directors and executive officers were filed on a timely basis.

Code of Ethics

Wachovia has had a written code of conduct for many years. In 2003, the code, which applies to Wachovia’s directors and employees, including Wachovia’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, includes guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and procedures for promoting compliance with, and reporting violations of, the code. The Code of Conduct & Ethics is available on Wachovia’s website at www.wachovia.com under the tab “Inside Wachovia—Investor Relations” and then under the heading “Corporate Governance—Code of Conduct & Ethics”, and is available in print to any shareholder who requests it by contacting Wachovia at: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288-0206, or by telephone at (704) 374-6782. Wachovia intends to post any amendments to or waivers of its Code of Conduct & Ethics (to the extent applicable to Wachovia’s Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer) at this location on its website.

Item 11.    Executive Compensation.

Neither of our executive officers, G. Kennedy Thompson and Robert P. Kelly, receives any compensation from Wachovia Funding. Messrs. Thompson and Kelly are also executive officers of Wachovia, which pays all of their compensation. This item contains information about Messrs. Thompson and Kelly’s compensation for 2004 that was paid by Wachovia.

Executive Compensation

The following information relates to compensation paid or payable to Wachovia Funding’s current Chief Executive Officer and President, G. Kennedy Thompson, and our other executive officer, Robert P. Kelly, who were serving as such at December 31, 2004 (collectively, the “Named Officers”).

Summary Compensation Table

The following table sets forth for the Named Officers: (i) their name and principal position on December 31, 2004 (column (a)); (ii) years covered (column (b)); (iii) annual compensation (columns (c), (d) and (e)), including (A) base salary (column (c)), (B) bonus (column (d)), and (C) other annual compensation not properly categorized as salary or bonus (column (e)); (iv) long-term compensation (columns (f) and (g)), including (A) the dollar value of any award of restricted stock (calculated by multiplying the closing sale price of the common stock on the date of grant by the number of shares awarded) (column (f)), and (B) the sum of the number of stock options granted (column (g)); and (v) all other compensation for the covered year that we believe could not be properly reported in any other column of the table (column (h)).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Position	Year	Salary ($)(1)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)(4)	All Other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
G. Kennedy Thompson President and CEO	2004 2003 2002	1,000,000 1,000,000 1,000,000	7,000,000 5,250,000 3,750,000	195,744 177,252 111,603	5,051,522 3,142,773 2,832,662	419,048 593,724 678,120	96,640 177,014 191,264

Robert P. Kelly Senior Executive Vice President and Chief Financial Officer	2004 2003 2002	550,000 500,000 500,000	2,500,000 2,000,000 1,175,000	169,387 84,165 51,208	2,104,846 879,979 708,175	104,762 166,243 169,530	43,923 40,418 33,220

(1)	Amounts include dollars deferred by the Named Officers under Wachovia’s deferred compensation plans. Participants in those plans may defer receipt of portions of their salary and/or annual incentive payments into investment accounts. Participants make investment elections for their deferrals from a group of investment options similar to those available to participants in Wachovia’s 401(k) savings plan, excluding an investment option in Wachovia common stock. The deferral account balances increase or decrease in value based on the performance of the investments selected by the participants. At the election of the participants in such plans, account balances are paid in a lump sum or in ten annual installments upon termination of employment due to death, disability or retirement, except in the event of a “change in control” of Wachovia where the successor or acquiring corporation does not elect to continue such plans, in which case such balances are to be paid in a lump sum. A nonqualified retirement trust has been established to fund certain nonqualified benefit plans, including our deferred compensation plans. Prior to a “change in control” of Wachovia, benefits are paid from the trust only upon our direction. Upon the occurrence of a “change in control”, we are required to contribute an amount to the trust sufficient to pay the benefits required to be paid under such plans as of the date on which the “change in control” occurs.
(2)

Represents reimbursement for (i) payment of taxes, and (ii) personal benefits, if the personal benefits exceed the lesser of $50,000 or 10% of the total of the amounts in columns (c) and (d). Personal benefits for a Named Officer which exceeded 25% of the Named Officer’s total personal benefits in 2004 that totaled $50,000 in 2004 were as follows:

	Thompson	Kelly
Expense allowance	$90,000	42,000
Amounts paid for supplemental life insurance benefits*	56,850	99,348
Value of financial planning	20,000	15,000

*	In 2003, Wachovia terminated split-dollar life insurance agreements with its executive officers. Following such terminations, Wachovia received its interest in the related life insurance policies under those agreements. These amounts reflect payments made by Wachovia in 2004 to compensate the applicable executive for the cost of obtaining and maintaining personal supplemental life insurance benefits in lieu of those split-dollar life insurance arrangements.

(3)	The aggregate number of shares of restricted Wachovia common stock held as of December 31, 2004, and the value thereof as of such date, were as follows: Thompson: 259,311 shares ($13,639,759); and Kelly: 84,595 shares ($4,449,697). Shares of restricted stock granted in 2004 were contingent upon Wachovia achieving a 20% return on tangible common equity for 2004. Wachovia met this goal and the restricted shares will vest at a rate of 20% per year over five years. Of the restricted stock granted to Mr. Kelly in 2004, 18,856 shares ($841,920 as of the date of grant) will not vest until he reaches age 62. In the event of termination due to death, disability, retirement (as defined in the applicable stock plan), or a “change in control” of Wachovia, any remaining vesting restrictions will lapse. Dividends are paid on shares of restricted stock at the same time dividends on the other outstanding shares of common stock are paid.

(4)	Amounts shown for 2004 consist of the following:

	Thompson	Kelly
Savings plan matching contributions	$60,000	33,000
Value of life insurance premiums*	19,650	10,825
Value of disability insurance	1,136	—
Above market interest on deferred compensation	15,854	98

*	The value of life insurance premiums includes the value of premiums under split-dollar life insurance agreements. Mr. Thompson terminated his existing split-dollar life insurance agreements in December 2004. Following such termination, Wachovia received its interest in the related life insurance policies under those agreements. In lieu of split-dollar life insurance agreements, Wachovia will compensate Messrs. Thompson and Kelly for the cost of obtaining and maintaining personal supplemental life insurance benefits.

Option/SAR Grants Table

The following table sets forth with respect to grants of stock options of Wachovia common stock made during 2004 to each of the Named Officers: (i) the name of such officer (column (a)); (ii) the number of options granted (column (b)); (iii) the percent the grant represents of the total options granted to all employees during 2004 (column (c)); (iv) the per share exercise price of the options granted (column (d)); (v) the expiration date of the options (column (e)); and (vi) the Black-Scholes value of the options at grant date (column (f)).

Option/SAR Grants in 2004

Name	Number of Securities Underlying Options/SARS Granted (#)(1)	Individual Grants % of Total Options/SARs Granted to Employees in 2003	Exercise or Base Price ($/Sh)	Expiration Date	Black-Scholes Grant Date Value (2)($)
(a)	(b)	(c)	(d)	(e)	(f)
Mr. Thompson	419,048	2.70%	$44.65	04/19/14	$4,710,100
Mr. Kelly	104,762	0.67	44.65	04/19/14	1,177,525

(1)	These options are nonqualified stock options. The options become exercisable over a five-year period in 20% annual increments, at an option exercise price equal to the market price of the common stock on the date of grant. These options were granted from Wachovia’s 2003 Stock Incentive Plan.
(2)	The values shown for the options referred to in the table reflect standard application of the Black-Scholes pricing model using (i) 60-month volatility (27.00%) and daily stock prices for the five years prior to grant date, (ii) an option term of ten years, (iii) an interest rate that corresponds to the U.S. Treasury rate with a ten-year maturity (4.46%), and (iv) dividends at the annualized rate in place on the date of grant ($1.60). The values do not take into account risk factors such as non-transferability and limits on exercisability. The Black-Scholes options pricing model is a commonly utilized model for valuing stock options. The model assumes that the possibilities of future stock returns (dividends plus share price appreciation) resemble a normal “bell-shaped” curve. In assessing the values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, the ultimate value of the option is dependent on the market value of the common stock at a future date, which will depend to a large degree on the efforts of the Named Officers to bring future success to Wachovia for the benefit of all stockholders.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

The following table sets forth with respect to each exercise of Wachovia common stock options (or tandem stock appreciation rights (“SARs”)) and freestanding SARs during 2004 for each of the Named Officers and the year-end value of unexercised options and SARs on an aggregated basis: (i) the name of such officer (column (a)); (ii) the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options or SARs were exercised (column (b)); (iii) the aggregate dollar value realized upon exercise (column (c)); (iv) the total number of unexercised options and SARs held at December 31, 2004, separately identifying the exercisable and unexercisable options and SARs (column (d)); and (v) the aggregate dollar value of in-the-money, unexercised options and SARs held at December 31, 2004, separately identifying the exercisable and unexercisable options and SARs (column (e)).

Aggregated Option/SAR Exercises in 2004 and

December 31, 2004 Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at 12/31/04 (#)(1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at 12/31/04 ($)(2) Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
Mr. Thompson	—	—	2,299,418/1,120,068	$43,886,232/13,841,583
Mr. Kelly	—	—	512,568/294,267	9,990,409/3,676,568

(1)	Upon a “change in control” of Wachovia, all outstanding options will become exercisable.
(2)	Values represent the difference between the option exercise price and the market value of Wachovia common stock on December 31, 2004, rounded to the nearest dollar. Options that have an exercise price above the market value on that date have an attributed value of zero.

Pension Plan and Other Retirement Arrangements Table

The following table sets forth the estimated annual benefits payable upon retirement under Wachovia’s tax qualified pension plan in the specified compensation and years of service classifications indicated below.

Pension Plan Table

Average Annual Compensation	Estimated annual pension plan retirement benefit, assuming a married participant, a straight life annuity and the years of service indicated (1)
	15 years	20 years	25 years	30 years	35 years
$ 200,000	$43,723	$58,297	$72,872	$87,446	$102,020
400,000	44,886	59,847	74,809	89,771	104,733
600,000	44,886	59,847	74,809	89,771	104,733
800,000	44,886	59,847	74,809	89,771	104,733
1,000,000	44,886	59,847	74,809	89,771	104,733
1,200,000	44,886	59,847	74,809	89,771	104,733

(1)	For the year ended December 31, 2004, the annual retirement benefit payable under our pension plan is limited by federal law to $165,000 and the maximum covered compensation is limited to $205,000. The benefit amounts listed above exclude any amount payable under Social Security.

The compensation covered by our pension plan includes basic compensation. The portions of compensation that are considered covered compensation under our pension plan for the Named Officers are the salary amounts indicated in the Summary Compensation Table less deferred amounts. As of January 1, 2005, the credited full years of service under Wachovia’s pension plan were as follows: Mr. Thompson: 29 years; and Mr. Kelly: 4 years.

Director Compensation

For services rendered as Wachovia Funding directors, our non-employee directors, Messrs. Alward, Griffin and Jones, are paid an annual cash retainer of $65,000. This represents an increase from the annual cash retainer paid in previous years of $20,000. The increase was a result of a recommendation from independent, external compensation consultants based on available market information from similarly situated companies. As a result of the increased annual retainer, our non-employee directors are no longer compensated per meeting attended. In addition, directors are reimbursed for travel and lodging costs to attend meetings of directors.

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

The Bank administers our day-to-day activities under the terms of participation and servicing agreements between the Bank and us. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and contain fees equal to an annual service fee of 0.025% multiplied by the total committed amount of each loan with respect to the commercial and commercial real estate loans. For home equity loans, the fee was equal to the outstanding balance of each loan multiplied by 0.050%. Additionally we are subject to Wachovia’s management fee policy and thus reimburse Wachovia on a monthly basis for general overhead expenses. We are dependent on the Bank and others for servicing the loans in our portfolio. All of our officers and certain directors are also either officers and/or directors of Wachovia or the Bank or their affiliates.

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

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In 2004, 2003 and 2002, we entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

See also “Item 7—Transactions with Related Parties”.

Wachovia, the Bank and Wachovia Preferred Holding control approximately 97% of our outstanding voting shares.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the professional fees paid to KPMG LLP by Wachovia Funding for professional services rendered for the calendar years 2004 and 2003. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

	2004	2003
Audit Fees (1)	$141,225	60,000
Audit-Related Fees (2)	—	79,539
Tax Fees (3)	29,000	35,000
All Other Fees (4)	—	—

Total Fees	$170,225	174,539

(1)	These are fees paid for professional services rendered for the audit of Wachovia Funding’s annual consolidated financial statements and for the reviews of the consolidated financial statements included in Wachovia Funding’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory or regulatory filings or engagements.
(2)	These are fees paid for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above, including fees relating to various SEC filings and comfort letters.
(3)	These are fees paid for professional services rendered for tax compliance, tax planning and tax advice.
(4)	These are fees paid for permissible work performed by KPMG LLP that do not meet the above categories, consisting of risk management services, merger integration assistance, forensic services and business process reviews.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2004, are included in this report at the pages indicated.

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Charlotte, North Carolina

March 23, 2005

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except share data)	2004	2003
ASSETS
Cash and cash equivalents	$970,667	926,175
Loans, net of unearned income	10,909,529	11,137,614
Allowance for loan losses	(99,932)	(104,201)

Loans, net	10,809,597	11,033,413

Interest rate swaps	459,838	519,006
Accounts receivable—affiliates, net	39,869	—
Other assets	36,666	32,683

Total assets	$12,316,637	12,511,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	458,265	519,460
Deferred income tax liabilities	78,051	72,374
Accounts payable—affiliates, net	—	149,203
Other liabilities	18,705	20,686

Total liabilities	555,021	761,723

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2004 and 2003	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2004 and 2003	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2004 and 2003	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2004 and 2003	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2004 and 2003	1,000	1,000
Paid-in capital	11,504,575	11,504,575
Retained earnings	255,298	243,236

Total stockholders’ equity	11,761,616	11,749,554

Total liabilities and stockholders’ equity	$12,316,637	12,511,277

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data and average shares)	2004	2003	2002
INTEREST INCOME	$407,511	388,069	208,122
INTEREST EXPENSE	6,858	6,460	10,546

Net interest income	400,653	381,609	197,576
Provision for credit losses	(3,390)	15,278	15,215

Net interest income after provision for credit losses	404,043	366,331	182,361

OTHER INCOME
Gain on interest rate swaps	13,781	14,271	76,120
Other income	133	17	10

Total other income	13,914	14,288	76,130

NONINTEREST EXPENSE
Loan servicing costs	4,666	6,096	953
Management fees	33,835	19,074	7,162
Other	1,381	1,676	1,754

Total noninterest expense	39,882	26,846	9,869

Income before income tax expense (benefit)	378,075	353,773	248,622
Income tax expense (benefit)	5,656	5,296	(57,178)

Net income	372,419	348,477	305,800
Dividends on preferred stock	185,357	171,937	18,350

Net income available to common stockholders	$187,062	176,540	287,450

PER COMMON SHARE DATA
Basic earnings	$1.87	1.77	2.87
Diluted earnings	$1.87	1.77	2.87
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2001	$—	1,000	5,085,674	70,746	5,157,420
Net income	—	—	—	305,800	305,800
Issuance of Series A, Series B and Series C preferred securities in exchange for loans	743	—	6,417,988	—	6,418,731
Issuance of Series D preferred securities	—	—	800	—	800
Cash dividends
Series A preferred securities at $0.18 per share	—	—	—	(5,438)	(5,438)
Series B preferred securities at $0.08 per share	—	—	—	(3,254)	(3,254)
Series C preferred securities at $2.27 per share	—	—	—	(9,626)	(9,626)
Series D preferred securities at $34.94 per share	—	—	—	(32)	(32)
Common stock at $0.65 per share	—	—	—	(65,000)	(65,000)

Balance, December 31, 2002	743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	348,477	348,477
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.76 per share	—	—	—	(30,375)	(30,375)
Series C preferred securities at $20.58 per share	—	—	—	(87,109)	(87,109)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $2.27 per share	—	—	—	(226,500)	(226,500)

Balance, December 31, 2003	743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	372,419	372,419
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.82 per share	—	—	—	(32,939)	(32,939)
Series C preferred securities at $23.14 per share	—	—	—	(97,965)	(97,965)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $1.75 per share	—	—	—	(175,000)	(175,000)

Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
OPERATING ACTIVITIES
Net income	$372,419	348,477	305,800
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(3,390)	15,278	15,215
Current income taxes, net	—	—	(20,784)
Deferred income tax expense (benefits)	5,677	5,440	(57,178)
Interest rate swaps	(13,781)	(14,271)	(77,013)
Accounts receivable/payable—affiliates, net	(189,072)	307,782	(167,938)
Other assets and other liabilities, net	(3,864)	(1,770)	(3,804)

Net cash provided (used) by operating activities	167,989	660,936	(5,702)

INVESTING ACTIVITIES
(Increase) decrease cash realized from
Loans, net	225,106	(204,605)	(95,939)
Interest rate swaps	72,949	72,949	72,949

Net cash provided (used) by investing activities	298,055	(131,656)	(22,990)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	(61,195)	(56,360)	5,480
Issuance of Series D preferred securities	—	—	800
Cash dividends paid	(360,357)	(398,437)	(83,350)

Net cash used by financing activities	(421,552)	(454,797)	(77,070)

Increase (decrease) in cash and cash equivalents	44,492	74,483	(105,762)
Cash and cash equivalents, beginning of year	926,175	851,692	957,454

Cash and cash equivalents, end of year	$970,667	926,175	851,692

CASH PAID FOR
Interest	$6,858	6,460	10,546
Taxes	—	—	20,784
NONCASH ITEMS
Commercial loans, net, contributed in exchange for Series A, Series B and Series C preferred securities	—	—	6,404,306
Accrued interest receivable included in other assets, contributed in exchange for Series A, Series B and Series C preferred securities	—	—	14,426
Adjustment to minority interest	$—	113	—

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. (known prior to July 2002 as First Union Real Estate Asset Company of Connecticut) and its subsidiaries (“Wachovia Funding”) is a subsidiary of its parent company, Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”), which owns 99.85%, or 99,851,752 shares, of the common stock. Wachovia Corporation (“Wachovia”) owns the remaining 148,148 shares, or 0.15%, of Wachovia Funding. Wachovia Preferred Holding is a subsidiary of Wachovia Bank, National Association (the “Bank”), which owns 99.95%, or 4,368 shares, of Wachovia Preferred Holding’s common stock. Wachovia owns the remaining 0.05%, or 2 shares, of Wachovia Preferred Holding’s common stock. The Bank is a wholly-owned subsidiary of Wachovia of Alabama, Inc., which is a wholly-owned subsidiary of Wachovia.

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (“REIT”) since its formation. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by Wachovia. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 532.3 shares, 128 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles. The more significant of these policies used in preparing the consolidated financial statements are described in this summary. Management of Wachovia Funding has made a number of estimates and assumptions relating to the reporting of assets and liabilities and to the disclosure of contingent assets and liabilities used to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

LOANS

Wachovia Funding’s principal business objective is to acquire, hold and manage domestic mortgage assets and other authorized investments that will generate income for distribution to Wachovia Funding’s stockholders. These loans are recorded at the principal balance outstanding, net of applicable premium or discount. Interest income is recognized on an accrual basis. Premiums and discounts are amortized as an adjustment to the yield over the term of the loan. If a prepayment occurs on a loan, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the prepayment occurs.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the consolidated financial statements. Wachovia Funding has developed policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect the assessment of credit risk considering all available information. Where appropriate, this assessment includes monitoring qualitative and quantitative trends including changes in the levels of past due, criticized and nonperforming loans. In developing this assessment, Wachovia Funding must rely on estimates and exercise judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or a decrease in the allowance for credit losses.

As a subsidiary of Wachovia, Wachovia Funding loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk that are used in developing the appropriate allowance for credit losses specific to Wachovia Funding’s portfolio.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The allowance for loan losses consists of formula-based components for both the commercial and consumer portfolios, each of which includes an adjustment for historical loss variability, a reserve for impaired commercial loans and an unallocated component.

In June 2004, Wachovia Funding reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all periods presented. The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Wachovia Funding’s principal focus, therefore, is on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

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

At December 31, 2004, receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 2.48%. Pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.24 years, weighted average receive rate of 2.48% and weighted average pay rate of 5.69% at December 31, 2004. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2004.

COLLATERAL

Amounts recorded as collateral held on interest rate swaps represent cash pledged to Wachovia Funding by an unaffiliated counterparty to the interest rate swaps. Interest is paid at a market rate and is accounted for on an accrual basis.

INCOME TAXES

Since 2002, Wachovia Funding has been taxed as a REIT under sections 856-860 of the Internal Revenue Code (the “Code”). WREIC has been taxed as a REIT since its inception in 1996. A REIT is generally not subject

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to stockholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2004, Wachovia Funding and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2004, 2003 and 2002, respectively, and Wachovia Funding has not been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of income tax liability (benefit) to its subsidiaries since 2001. WREIC has never been included in Wachovia’s consolidated federal income tax return and has never been subject to any related allocations. As a result of Wachovia Funding’s change in tax status from a taxable corporation to a REIT for the tax year ended December 31, 2002, Wachovia Funding’s net deferred income tax liability as of December 31, 2001, was written off as a benefit to income tax expense in January 2002.

For the year ended December 31, 2004, Wachovia Funding expects to be taxed as a real estate investment trust (a “REIT”), and Wachovia Funding intends to comply with the relevant provisions of the Internal Revenue Code (the “Code”) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent those provisions are met, with the exception of the income of the taxable REIT subsidiary, (WPR), Wachovia Funding will not be subject to federal income tax on net income. Wachovia Funding currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. Wachovia Funding continues to monitor each of these complex tests.

In the event Wachovia Funding does not continue to qualify as a REIT, it is believed there should be minimal adverse effect of that characterization to Wachovia Funding or to its shareholders:

•	From a shareholder’s perspective, the dividends paid as a REIT are ordinary income not eligible for the dividends received deduction for corporate shareholders or for the favorable maximum 15% rate applicable to qualified dividends received by non-corporate taxpayers. If Wachovia Funding were not a REIT, dividends generally would qualify for the dividends received deduction and the favorable tax rate applicable to non-corporate taxpayers.

•	In addition, Wachovia Funding would no longer be eligible for the dividends paid deduction, thereby creating a tax liability. Wachovia has agreed to make a capital contribution to Wachovia Funding equal in amount to any income taxes payable by Wachovia Funding. Therefore, a failure to qualify as a REIT would not result in any net liability to Wachovia Funding.

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

December 31, 2004, 2003 and 2002

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

RECLASSIFICATIONS

Certain amounts in 2003 and 2002 were reclassified to conform with the presentation in 2004. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

NOTE 2:    LOANS

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in North Carolina, New Jersey and Florida. These markets include approximately 54% and 60% of Wachovia Funding’s total loan balance at December 31, 2004 and 2003, respectively.

(In thousands)	2004	2003
COMMERCIAL
Commercial and commercial real estate	$6,691,852	8,822,645
CONSUMER
Residential mortgages	2,100,163	1,846,698
Home equity loans	2,124,104	475,930

Total loans	10,916,119	11,145,273
Unearned income	6,590	7,659

Total loans, net of unearned income	$10,909,529	11,137,614

At December 31, 2004 and 2003, nonaccrual loans amounted to $20.2 million and $15.6 million, respectively. In 2004, 2003 and 2002, $2.0 million, $1.1 million and $2.1 million, respectively, in gross interest income would have been recorded if all nonaccrual and restructured loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2004, 2003 and 2002 amounted to $776,000, $451,000 and $66,000, respectively. Nonaccrual loans are reviewed for impairment if they exceeded $10.0 million at December 31, 2004, and $5.0 million at December 31, 2003. Wachovia Funding had no impaired loans at December 31, 2004 and 2003, since all nonaccrual loans were each less than the threshold, and therefore were not reviewed for impairment.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 3:	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

In 2004, Wachovia Funding refined the model used for determining certain components of the allowance for loan losses. The model refinement did not have a material impact on Wachovia Funding’s recorded allowance for loan losses. Additionally, in 2004, Wachovia Funding reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the provision for credit losses as reported. The reclassified allowance for loan losses for each of the years in the three-year period ended December 31, 2004, is presented below.

(In thousands)	2004	2003	2002
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$104,201	104,737	36,046
Provision for credit losses	(1,290)	14,038	14,739
Allowance related to loans sold	(543)	(1,389)	(2,005)
Allowance related to loans contributed from the Bank	—	—	63,895

Total	102,368	117,386	112,675

Loan losses	(5,241)	(14,194)	(8,337)
Loan recoveries	2,805	1,009	399

Loan losses, net	(2,436)	(13,185)	(7,938)

Balance, end of year	$99,932	104,201	104,737

The reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2004, is presented below.

	Years Ended December 31,
(In thousands)	2004	2003	2002
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of year	$2,828	1,588	1,112
Provision for credit losses	(2,100)	1,240	476

Balance, end of year	$728	2,828	1,588

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

Wachovia Funding has authorized preferred and common stock. The preferred securities consist of Series A, Series B, Series C and Series D. Series A, Series B and Series D preferred securities are non- cumulative and only receive dividends when declared by the board of directors. If declared, Series A, Series B and Series D holders will receive 7.25%, three-month LIBOR plus 1.83% and 8.5% per security, respectively. Series C preferred securities have cumulative dividend rights in which holders are entitled to dividends at the rate equal to three-month LIBOR plus 0.85% per annum per security for the first seven years after issuance after which the dividend will increase to three-month LIBOR plus 2.25% per annum per security. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings.

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

NOTE 5:    INCOME TAX EXPENSE (BENEFIT)

The provision for income taxes for each of the years in the three-year period ended December 31, 2004, is presented below.

(In thousands)	2004	2003	2002
CURRENT INCOME TAX EXPENSE (BENEFIT)
Federal	$(128)	—	44
State	107	(63)	(125)

Total current income tax expense (benefit)	(21)	(63)	(81)

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	5,704	5,221	(58,169)
State	(27)	138	1,072

Total deferred income tax expense (benefit)	5,677	5,359	(57,097)

Total income tax expense (benefit)	$5,656	5,296	(57,178)

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2004, is presented below.

	2004		2003		2002
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income (loss) before income tax expense (benefit)	$378,075		$353,773		$248,622

Tax at federal income tax rate	$132,326	35.0%	$123,821	35.0%	$87,018	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(126,722)	(33.5)	(118,525)	(33.5)	(83,674)	(33.7)
State income taxes, net	52	—	49	—	616	0.3
Deferred income tax benefit from Wachovia Funding’s change in tax status to a REIT	—	—	—	—	(124,112)	(49.9)
Deferred income tax expense from book over tax basis difference on assets contributed to the Company’s taxable REIT subsidiary	—	—	—	—	62,974	25.3
Other		—	(49)	—	—	—

Total	$5,656	1.5%	$5,296	1.5%	$(57,178)	(23.0)%

In 2004, 2003 and 2002, the income before income tax expense of $378.1 million, $353.8 million and $248.6 million, respectively, includes $362.1 million, $338.6 million and $239.1 million, respectively, of REIT income not subject to taxation. The remaining income before income tax expense of $16.0 million, $15.2 million and $9.5 million in 2004, 2003 and 2002, respectively, is the income before income tax expense of WPR.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities for each of the years in the three-year period ended December 31, 2004, are presented below.

(In thousands)	2004	2003	2002
DEFERRED INCOME TAX ASSETS
Net operating loss carryforwards	$12,568	20,141	8,727

Total deferred income tax assets	12,568	20,141	8,727

DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	90,619	92,515	75,742

Total deferred income tax liabilities	90,619	92,515	75,742

Net deferred income tax assets (liabilities)	$(78,051)	(72,374)	(67,015)

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

At December 31, 2004, WPR had federal net operating loss carryforwards of $35.9 million which expire in the year 2023, if not offset against future taxable income.

The Internal Revenue Service (the “IRS”) has completed its examination of Wachovia’s federal income tax returns for the years 1997 through 1999 with no material impact to Wachovia Funding. Examination of the Company’s federal income tax returns for the years 2000 through 2003 is expected to begin in 2005. As of December 31, 2004, the IRS has not proposed any material adjustments related to these examinations.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Included in loan servicing costs are fees paid to affiliates of $4.6 million in 2004, $6.1 million in 2003 and $947,000 in 2002. Wachovia Funding is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in assets and $2.0 million in estimated annualized noninterest expense are assessed a monthly management fee; if an affiliate does not meet both of these criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $33.8 million in 2004, $19.1 million in 2003 and $7.2 million in 2002. Wachovia Funding did not meet the monthly criteria for being assessed a management fee in the first two months of 2003. The higher management fees in 2003 primarily reflects loan growth which occurred largely in the second half of 2002 with the full impact of this growth realized in 2003.

At December 31, 2004 and 2003, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $883.0 million and $809.4 million, respectively, and the related interest receivable was $52,000 and $19,000, respectively. Interest income earned on eurodollar deposit investments included in interest income was $14.5 million in 2004, $10.5 million in 2003 and $14.1 million in 2002. In addition, Wachovia Funding earned interest income of $3.5 million in 2002 related to interest-bearing cash deposits at the Bank that were not part of the eurodollar deposit investments.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2004 and 2003, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

In December 2001, the Bank contributed commercial loans with a carrying amount of $4.0 billion and a fair value of $3.7 billion to Wachovia Funding in exchange for the issuance of common stock with a fair value of $3.7 billion and a related increase in paid-in capital of $300.0 million. Since Wachovia Funding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of $4.0 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital. In November 2002, the Bank contributed commercial loans with a carrying amount of $6.4 billion and a fair value of $6.0 billion to Wachovia Preferred Holding. Wachovia Preferred Holding then contributed this portfolio to Wachovia Funding in exchange for the issuance of Series A, Series B and Series C preferred securities with a fair value of $6.0 billion and a related increase in paid-in capital of $418.7 million. Since Wachovia Funding, Wachovia Preferred Holding and the Bank are under common control of Wachovia, the contributed commercial loans were recorded at their carrying amount of

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

$6.4 billion. The excess of the carrying amount of the loans over the fair value of the loans was recorded as an increase in paid-in capital. Also in 2002, Wachovia Funding paid $896.4 million for home equity loans and $230 million for participation interests in commercial loans. In 2003, Wachovia Funding paid $2.0 billion and $483.9 million for participation interests in residential loans and commercial loans, respectively. In 2004, Wachovia Funding paid $2.9 billion for participation interests in residential loans.

Wachovia Funding has a swap servicing and fee agreement with the Bank dated December 4, 2001, whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11,000 in 2004, 2003 and 2002, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $258,000 in 2004, $291,000 in 2003 and $297,000 in 2002. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $458.3 million, $519.5 million and $575.8 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2004, 2003 and 2002, respectively. Amounts received under this agreement were $9.4 million in 2004, $7.6 million in 2003, $10.4 million in 2002, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2004, 2003 and in 2002.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate. As of December 31, 2004, Wachovia Funding has not borrowed under this facility.

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

December 31, 2004, 2003 and 2002

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

The estimated fair value of commitments to extend credit at December 31, 2004, was $1.2 million. The contract or notional amount of commitments to extend credit at December 31, 2004, was $1.1 billion. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2004, 2003 or 2002. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2004, related to these indemnifications.

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 8:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2004 and 2003, is presented below.

	2004		2003
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$970,667	970,667	926,175	926,175
Loans, net of unearned income and allowance for loan losses	10,809,597	10,844,552	11,033,413	10,838,122
Interest rate swaps	459,838	459,838	519,006	519,006
Accounts receivable—affiliates, net	39,869	39,869	—	—
Other financial assets	$33,601	33,601	30,559	30,559

FINANCIAL LIABILITIES
Collateral held on interest rate swaps	458,265	458,265	519,460	519,460
Accounts payable—affiliates, net	—	—	149,203	149,203
Other financial liabilities	$17,827	17,827	19,859	19,859

The fair values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. The fair values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 3.09% to 21.98% (with the overall weighted average discount rate equal to 5.68% at December 31, 2004), and 2.36% to 31.40% (with the overall weighted average discount rate equal to 5.92% at December 31, 2003). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 4.31% to 5.39% and 4.50% to 6.43%, at December 31, 2004 and 2003, respectively.

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

Date: March 23, 2005

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

Date: March 23, 2005

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