Form 10-Q
period 2005-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2005-05-12
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 30, 2005, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2005 and December 31, 2004

(In thousands, except share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$939,907	970,667
Loans, net of unearned income	11,165,934	10,909,529
Allowance for loan losses	(98,005)	(99,932)

Loans, net	11,067,929	10,809,597

Interest rate swaps	454,664	459,838
Accounts receivable—affiliates, net	47,626	39,869
Other assets	45,436	36,666

Total assets	$12,555,562	12,316,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	250,000	—
Collateral held on interest rate swaps	452,297	458,265
Deferred income tax liabilities	77,087	78,051
Other liabilities	18,904	18,705

Total liabilities	798,288	555,021

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2005 and 2004	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2005 and 2004	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2005 and 2004	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2005 and 2004	1,000	1,000
Paid-in capital	11,504,575	11,504,575
Retained earnings	250,956	255,298

Total stockholders’ equity	11,757,274	11,761,616

Total liabilities and stockholders’ equity	$12,555,562	12,316,637

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2005 and 2004

(In thousands, except per share data and average shares)	2005	2004
INTEREST INCOME	$133,944	92,206
INTEREST EXPENSE	3,539	1,331

Net interest income	130,405	90,875
Provision for credit losses	(881)	1,159

Net interest income after provision for credit losses	131,286	89,716

OTHER INCOME
Gain (loss) on interest rate swaps	(4,222)	14,394
Other income	95	2

Total other income (expense)	(4,127)	14,396

NONINTEREST EXPENSE
Loan servicing costs	2,538	1,196
Management fees	6,055	7,388
Other	353	433

Total noninterest expense	8,946	9,017

Income before income tax expense (benefit)	118,213	95,095
Income tax expense (benefit)	(1,106)	5,224

Net income	119,319	89,871
Dividends on preferred stock	60,661	42,474

Net income available to common stockholders	$58,658	47,397

PER COMMON SHARE DATA
Basic earnings	$0.59	0.47
Diluted earnings	$0.59	0.47
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2005 and 2004

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	89,871	89,871
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.19 per share	—	—	—	(7,500)	(7,500)
Series C preferred securities at $5.05 per share	—	—	—	(21,380)	(21,380)
Common stock at $0.48 per share	—	—	—	(48,000)	(48,000)

Balance, March 31, 2004	$743	1,000	11,504,575	242,633	11,748,951

Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	119,319	119,319
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,593)	(13,593)
Series B preferred securities at $0.27 per share	—	—	—	(10,975)	(10,975)
Series C preferred securities at $8.53 per share	—	—	—	(36,093)	(36,093)
Common stock at $0.63 per share	—	—	—	(63,000)	(63,000)

Balance, March 31, 2005	$743	1,000	11,504,575	250,956	11,757,274

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2005 and 2004

(In thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$119,319	89,871
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(881)	1,159
Deferred income tax benefits	(964)	4,984
Interest rate swaps	4,222	(14,394)
Accounts receivable/payable—affiliates, net	(7,757)	(111,736)
Other assets and other liabilities, net	(8,463)	(419)

Net cash provided (used) by operating activities	105,476	(30,535)

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(257,559)	(122,575)
Interest rate swaps	952	952

Net cash used by investing activities	(256,607)	(121,623)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	250,000	—
Collateral held on interest rate swaps	(5,968)	10,840
Cash dividends paid	(123,661)	(90,474)

Net cash provided (used) by financing activities	120,371	(79,634)

Decrease in cash and cash equivalents	(30,760)	(231,792)
Cash and cash equivalents, beginning of year	970,667	926,175

Cash and cash equivalents, end of period	$939,907	694,383

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005 and December 31, 2004

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia of Alabama, Inc., which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three months ended March 31, 2005, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2004 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2004, including the related notes to consolidated financial statements.

Certain amounts in 2004 were reclassified to conform with the presentation in 2005. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2004 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2005, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

In the event we do not continue to qualify as a REIT, we believe there should be minimal adverse effect of that characterization to us or to our shareholders:

•	From a shareholder’s perspective, the dividends we pay as a REIT are ordinary income not eligible for the dividends received deduction for corporate shareholders or for the favorable maximum 15% rate applicable to qualified dividends received by non-corporate taxpayers. If we were not a REIT, dividends we pay generally would qualify for the dividends received deduction and the favorable tax rate applicable to non-corporate taxpayers.

•	In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wachovia has agreed to make a capital contribution to us equal in amount to any income taxes payable by us. Therefore, a failure to qualify as a REIT would not result in any net capital impact to us.

Please refer to our 2004 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2005 and March 31, 2004.

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, the majority of our interests in loans that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

2005 to 2004 Three Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $58.7 million and $47.4 million in the first quarter of 2005 and 2004, respectively. Higher net interest income, reflecting a shift to higher yielding assets, lower provision for credit losses and lower noninterest expense led to the increase in 2005. These were partially offset by a loss on interest rate swaps in the first quarter of 2005 compared to a gain on interest rate swaps in the first quarter of 2004. Additionally, income taxes were a benefit of $1.1 million in the first quarter of 2005 primarily as the result of the aforementioned loss on interest rate swaps compared to an expense of $5.2 million in the first quarter of 2004.

Interest Income.    Interest income increased $41.7 million, or 45%, from the first quarter of 2004 to $133.9 million in the first quarter of 2005. The increase includes $32.3 million, $4.0 million and $2.0 million in higher interest income on home equity loans, commercial loans and residential mortgages, respectively. Average home equity loans and average residential mortgages increased $2.1 billion and $159 million in the first quarter of 2005 compared with the first quarter of 2004, respectively. Average commercial loans decreased $2.1 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans and residential mortgage loans, both of which carry a higher yield than commercial loans. Interest income on cash invested in overnight eurodollar deposit investments increased $3.5 million to $6.1 million in the first quarter of 2005 from the first quarter of 2004 due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2005 and 2004, are presented below.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$6,426,841	69,747	4.40%	$8,548,546	65,746	3.09%
Home equity loans	2,564,922	39,092	6.18	452,273	6,821	6.07
Residential mortgages	2,036,548	18,991	3.72	1,877,167	17,038	3.63
Interest-bearing deposits in banks and other earning assets	994,500	6,114	2.49	1,027,956	2,601	1.02

Total interest-earning assets	$12,022,811	133,944	4.51%	$11,905,942	92,206	3.11%

Interest Expense.    Interest expense increased to $2.2 million in the first quarter of 2005 from $1.3 million in the first quarter of 2004 due to $718,000 in interest expense related to a $250.0 million borrowing on our existing line of credit with the Bank in February 2005 and an increase in average short-term interest rates paid on the collateral held on the interest rate swaps. This was partially offset by a decline in average balances of collateral. We expect to pay-down the outstanding principal balance on our line of credit with the Bank as we receive cash on loan pay-downs from our loan portfolio.

Provision for Credit Losses.    The provision for credit losses was a benefit of $881,000 in the first quarter of 2005 compared with an expense of $1.2 million in the first quarter of 2004, as a result of the improved credit quality of the loan portfolio including the changing risk profile as balances in commercial loans continued to decrease due to pay-downs.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The loss on interest rate swaps was $4.2 million in the first quarter of 2005 compared with a gain of $14.4 million in the first quarter of 2004. The loss in the first quarter of 2005 is the result of increases in the interest rate environment during that period. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $1.3 million to $2.5 million in the first quarter of 2005 from $1.2 million in the first quarter of 2004 due to higher average home equity loans partially offset by lower average commercial loans. Average home equity loans increased $2.1 billion from the first quarter of 2004, while average commercial loans decreased $2.1 billion during the same time period. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For commercial loans, the fee is equal to the total committed amount of each loan multiplied by 0.025%. For home equity loans, the fee is equal to the outstanding balance of each loan multiplied by 0.050%.

Management Fees.    Management fees were $6.1 million in the first quarter of 2005 compared with $7.4 million in the first quarter of 2004. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis that have over $10.0 million in assets and over $2.0 million in estimated annual noninterest expense. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Income Tax Expense (Benefit).    Income taxes, which are based on the pre-tax income of WPR, our taxable REIT subsidiary, were a benefit of $1.1 million in the first quarter of 2005 compared with an expense of $5.2 million in the first quarter of 2004. WPR holds our interest rate swaps and its pre-tax loss in the first three months ended March 31, 2005, reflects the loss on interest rate swaps noted above.

Balance Sheet Analysis

March 31, 2005 to December 31, 2004

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. At March 31, 2005 and December 31, 2004, total assets were $12.6 billion and $12.3 billion, respectively. Net loans were 89% of total assets at both March 31, 2005 and December 31, 2004.

Loans.    Net loans increased $256.4 million to $11.2 billion at March 31, 2005, compared with December 31, 2004 primarily reflecting a 42% increase in home equity loans partially offset by an 8% decrease in commercial loans. At March 31, 2005 and December 31, 2004, home equity loans comprised 27% and 19% of loans, respectively. Commercial loans comprised 55% and 61% of loans at March 31, 2005 and December 31, 2004, respectively. The decrease in commercial loans was due to pay-downs in the first quarter of 2005 while the increase in home equity loans was due to the reinvestment of pay-downs into home equity loans. See Table 2 following “Accounting and Regulatory Matters” for additional information.

Allowance for Loan Losses.    The allowance for loan losses decreased $1.9 million from December 31, 2004, to $98.0 million at March 31, 2005. The decrease reflects changes in the composition of our loan portfolio and the resulting lower risk profile as well as improving credit conditions.

The reserve for unfunded lending commitments, which is included in other liabilities, was $620,000 at March 31, 2005 compared with $728,000 at December 31, 2004. The decline was primarily related to declining outstanding commitments in our commercial loan portfolio.

The allowance for credit losses, which includes both the allowance for loans losses and the reserve for unfunded lending commitments, amounted to $98.6 million at March 31, 2005, compared with $100.7 million at December 31, 2004.

See Table 2 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $454.7 million at March 31, 2005, from $459.8 million at December 31, 2004, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net, was $47.6 million at March 31, 2005, compared with $39.9 million at December 31, 2004, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $452.3 million at March 31, 2005, from $458.3 million at December 31, 2004, reflecting the decline in the fair value of the interest rate swaps.

Line of credit with affiliate.    Line of credit with affiliate was $250.0 million at March 31, 2005, and zero at December 31, 2004, which reflects a borrowing on our existing line of credit with the Bank in February 2005. We borrowed under this existing line of credit in conjuction with the purchase of $1.1 billion of residential loans from the Bank.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2004 Annual Report on Form 10-K describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2005 and December 31, 2004, unfunded commitments to extend credit were $868.2 million and $1.1 billion, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity generally include cash generated from our operations and principal repaid on loans. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. Further, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We believe that our existing sources of liquidity are sufficient to meet our funding needs. At March 31, 2005, $250.0 million was outstanding under the line of credit with the Bank. Additionally, in conjunction with the purchase of residential loans in May 2005, $450.0 million was borrowed on this line of credit. We expect to paydown the outstanding principal balance on our line of credit with the Bank as we receive cash on loan pay-downs from our loan portfolio.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2004 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our variable rate loans. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At March 31, 2005, approximately 29% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

As of March 31, 2005, $8.8 billion, or 70% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. As of March 31, 2005, our liabilities were $798.3 million, or 6% of our assets, while stockholders’ equity was $11.8 billion, or 94% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $3.3 billion of fixed rate loans and loan participations was approximately $3.3 billion and the fair value of $7.9 billion of variable rate loans and loan participations was approximately $7.8 billion at March 31, 2005.

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

At March 31, 2005, our position in interest rate swaps was an asset of $753.5 million and a liability of $298.8 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	150,000	$—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	6.10	—%	—	7.45	—	7.41
Weighted average pay rate (a)	3.01	—%	—	3.03	—	3.03
Interest Rate Swap Liabilities
Notional amount	150,000	$—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	3.01	—%	—	3.03	—	3.03
Weighted average pay rate (a)	4.84	—%	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2005.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2005, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.0 years, weighted average receive rate of 7.41% and weighted average pay rate of 3.03%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 7.0 years, weighted average receive rate of 3.03% and weighted average pay rate of 5.69% at March 31, 2005. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2005.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $16.0 million or $32.8 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $15.1 million or $29.5 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% fee for this service on commercial loans and a 0.050% fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset and expense criteria. We met these criteria in 2005 and 2004 and expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In February 2005, we paid the Bank $1.1 billion in cash for residential loans, which reflected a fair value purchase price. In conjunction with this purchase, we borrowed $250.0 million under our existing line of credit with the Bank and incurred $718,000 in interest expense owed to the Bank in the first quarter of 2005. Interest accrues under this line of credit at a rate equal to the federal funds rate.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2005	2004
Ratios
Return on assets	3.88%	2.90
Return on stockholders’ equity	4.10	3.07
Stockholders’ equity to assets	94.67	94.61
Dividend payout ratio	103.64%	100.67

Table 2    LOANS

(In thousands)	March 31, 2005	December 31, 2004
COMMERCIAL
Commercial and commercial real estate	$6,176,320	6,691,852

CONSUMER
Residential mortgages	1,972,467	2,100,163
Home equity loans	3,022,992	2,124,104

Total loans	11,171,779	10,916,119
Unearned income	5,845	6,590

Total loans, net of unearned income	$11,165,934	10,909,529

Table 3    LOAN LOSSES AND RECOVERIES

	Three Months Ended March 31,
(In thousands)	2005	2004
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$99,932	104,201
Provision for credit losses	(773)	893
Allowance relating to loans sold	—	(314)
Net charge-offs	(1,154)	(1,159)

Balance, end of period	$98,005	103,621

as a % of loans, net	0.88%	0.92

as a % of nonaccrual loans	499%	843

LOAN LOSSES
Commercial and commercial real estate loans	$—	115
Residential mortgages	117	197
Home equity loans	1,190	1,314

Total loan losses	1,307	1,626

LOAN RECOVERIES
Commercial and commercial real estate loans	—	245
Residential mortgages	—	—
Home equity loans	153	222

Total loan recoveries	153	467

Net charge-offs	$1,154	1,159

Total net charge-offs as a % of average loans, net	0.01%	0.01

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2005	December 31, 2004
Commercial and commercial real estate loans	$5,792	8,091
Residential mortgages	5,130	5,026
Home equity loans	8,727	7,130

Total nonaccrual loans	$19,649	20,247

as a % of loans, net	0.18%	0.19

Accruing loans past due 90 days	$12,014	10,562

Table 5    RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Three Months Ended March 31,
(In thousands)	2005	2004
Balance, beginning of period	$728	2,828
Provision for credit losses	(108)	266

Balance, end of period	$620	3,094

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2005, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 12, 2005

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