Form 10-Q
period 2005-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2005-08-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 31, 2005, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2005 and December 31, 2004

(In thousands, except share data)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$672,613	970,667
Loans, net of unearned income	17,507,219	10,909,529
Allowance for loan losses	(99,812)	(99,932)

Loans, net	17,407,407	10,809,597

Interest rate swaps	430,912	459,838
Accounts receivable—affiliates, net	5,406	39,869
Other assets	69,808	36,666

Total assets	$18,586,146	12,316,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	320,000	—
Collateral held on interest rate swaps	429,450	458,265
Deferred income tax liabilities	80,377	78,051
Other liabilities	19,519	18,705

Total liabilities	849,346	555,021

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2005 and 2004	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2005 and 2004	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2005 and 2004	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2005 and 2004	1,000	1,000
Paid-in capital	17,467,786	11,504,575
Retained earnings	267,271	255,298

Total stockholders’ equity	17,736,800	11,761,616

Total liabilities and stockholders’ equity	$18,586,146	12,316,637

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2005	2004	2005	2004
INTEREST INCOME	$152,722	89,405	286,666	181,611
INTEREST EXPENSE	6,566	1,302	10,105	2,633

Net interest income	146,156	88,103	276,561	178,978
Provision for credit losses	734	4,314	(147)	5,473

Net interest income after provision for credit losses	145,422	83,789	276,708	173,505

OTHER INCOME
Gain (loss) on interest rate swaps	11,772	(15,368)	7,550	(974)
Other income	78	25	173	27

Total other income	11,850	(15,343)	7,723	(947)

NONINTEREST EXPENSE
Loan servicing costs	4,255	1,059	6,793	2,255
Management fees	7,817	9,843	13,872	17,231
Other	822	39	1,175	472

Total noninterest expense	12,894	10,941	21,840	19,958

Income before income tax expense (benefits)	144,378	57,505	262,591	152,600
Income tax expense (benefits)	4,296	(5,277)	3,190	(53)

Net income	140,082	62,782	259,401	152,653
Dividends on preferred stock	67,767	41,598	128,428	84,072

Net income available to common stockholders	$72,315	21,184	130,973	68,581

PER COMMON SHARE DATA
Basic earnings	$0.72	0.21	1.31	0.69
Diluted earnings	$0.72	0.21	1.31	0.69
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2005 and 2004

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	152,653	152,653
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.37 per share	—	—	—	(14,825)	(14,825)
Series C preferred securities at $9.93 per share	—	—	—	(42,020)	(42,020)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $0.93 per share	—	—	—	(93,000)	(93,000)

Balance, June 30, 2004	$743	1,000	11,504,575	218,817	11,725,135

Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	259,401	259,401
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.58 per share	—	—	—	(23,300)	(23,300)
Series C preferred securities at $18.40 per share	—	—	—	(77,901)	(77,901)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.19 per share	—	—	—	(119,000)	(119,000)

Balance, June 30, 2005	$743	1,000	17,467,786	267,271	17,736,800

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2005 and 2004

(In thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$259,401	152,653
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(147)	5,473
Deferred income tax expense (benefits)	2,326	(948)
Interest rate swaps	(7,550)	974
Accounts receivable/payable—affiliates, net	34,463	(3,469)
Other assets and other liabilities, net	(12,135)	(90)

Net cash provided by operating activities	276,358	154,593

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(654,645)	(189,632)
Interest rate swaps	36,476	36,476

Net cash used by investing activities	(618,169)	(153,156)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate, net	320,000	—
Collateral held on interest rate swaps	(28,815)	(41,240)
Cash dividends paid	(247,428)	(177,072)

Net cash provided (used) by financing activities	43,757	(218,312)

Decrease in cash and cash equivalents	(298,054)	(216,875)
Cash and cash equivalents, beginning of year	970,667	926,175

Cash and cash equivalents, end of period	$672,613	709,300

NONCASH ITEMS
Contribution of loans, net	$5,943,255	—
Contribution of other assets	19,956	—
Contribution of paid-in capital	$5,963,211	—

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005 and 2004, and December 31, 2004

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Preferred Funding Corp. and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia of Alabama, Inc., which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2004 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2004, including the related notes to consolidated financial statements.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2005 and 2004.

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

2005 to 2004 Six Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $131.0 million in the first six months of 2005 compared with $68.6 million in the first six months of 2004. This increase was driven by higher net interest income, a gain on interest rate swaps in the first six months of 2005 compared with a loss on interest rate swaps in the first six months of 2004 and a provision for credit losses benefit in the first six months of 2005 compared with an expense in the first six months of 2004. These were partially offset by higher noninterest expense and income tax expense in the first half of 2005. Income taxes were an expense of $3.2 million in the first half of 2005, compared with a benefit of $53,000 in the first half of 2004.

On June 30, 2005, we received a contribution of assets, comprised of home equity loans, having a book value of approximately $6.0 billion. Since these loans were contributed at the end of the first six months of 2005, the impact to the results of operations was not significant. We believe the impact of the additional loans will result in an increased level of interest income, loan servicing costs and management fees. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Interest Income.    Interest income increased $105.1 million, or 58%, from the first six months of 2004 to $286.7 million in the first six months of 2005. This increase was primarily driven by an $83.3 million increase in home equity loans interest income to $96.8 million in the first six months of 2005. Additionally, interest income increased $12.2 million and $3.2 million on commercial loans and residential mortgages, respectively, in the same period. Average home equity loans increased $2.8 billion to $3.2 billion in the first six months of 2005 compared with the first six months of 2004 while average commercial loans decreased $2.1 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $205.5 million to $2.0 billion in the first six months of 2005 compared with the same period one year ago. We currently anticipate that we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight eurodollar deposit investments increased $6.4 million to $11.5 million in the first six months of 2005 compared with the first six months of 2004 due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2005 and 2004, are presented below.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$6,167,858	139,893	4.57%	$8,302,559	127,724	3.09%
Home equity loans	3,203,687	96,839	6.10	425,919	13,553	6.40
Residential mortgages	1,966,445	38,448	3.91	2,171,933	35,283	3.25
Interest-bearing deposits in banks and other earning assets	861,997	11,486	2.69	993,928	5,051	1.02

Total interest-earning assets	$12,199,987	286,666	4.73%	$11,894,339	181,611	3.07%

Interest Expense.    Interest expense increased to $10.1 million in the first six months of 2005 from $2.6 million in the first six months of 2004. This increase includes $3.9 million in interest expense related to an average balance of $232.6 million in borrowings on our existing line of credit with the Bank. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first six months of 2005 compared with the same period in 2004.

Provision for Credit Losses.    The provision for credit losses was a benefit of $147,000 in the first six months of 2005 compared with an expense of $5.5 million in the first six months of 2004. The first half of 2005 reflects improved credit quality and a decrease in the portfolio’s risk profile as commercial loans continued to decrease due to pay-downs.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $7.6 million in the first six months of 2005 compared with a loss of $974,000 in the first six months of 2004. The gain in the first half of 2005 was the result of decreases in long-term interest rates. See “Interest Rate Risk Management” for additional information related to unrealized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $4.5 million to $6.8 million in the first six months of 2005 from $2.3 million in the first six months of 2004 which reflects the impact of reinvesting commercial loan pay-downs in residential loans. In this same period, average home equity loans increased $2.8 billion while average commercial loans decreased $2.1 billion. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $13.9 million in the first six months of 2005 compared with $17.2 million in the first six months of 2004. The decrease in the first six months of 2005 compared with the same period last year was a result of Wachovia’s decreased expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates on a monthly basis that have over $10.0 million in assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expenses.    Other expenses were $1.2 million in the first six months of 2005 compared with $472,000 in the first six months of 2004. These other expenses primarily consist of costs associated with foreclosures on residential properties.

Income Tax Expense (Benefit).    Income taxes, which are based on the pre-tax income of WPR, our taxable REIT subsidiary, were an expense of $3.2 million in the first six months of 2005 compared with a benefit of $53,000 in the first six months of 2004. WPR holds our interest rate swaps and its pre-tax gain in the first six months of 2005 reflects the gain on interest rates swaps noted above.

Summary Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net income available to common stockholders increased to $72.3 million in the second quarter of 2005 compared with $21.2 million in the second quarter of 2004. The majority of the income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $58.1 million to $146.2 million in the second quarter of 2005 compared with the second quarter of 2004 due to higher average loan balances and the impact of a higher yielding mix of loans. Average loans of $11.6 billion in the second quarter of 2005 increased $721.4 million, or 7%, from the second quarter of 2004. This increase was driven by higher average home equity loans of $3.8 billion in the second quarter of 2005 compared with $399.6 million in second quarter of 2004. Partially offsetting was a $2.1 billion, or 27%, decrease in lower yielding average commercial loans and a $569.6 million, or 23%, decrease in residential mortgage loans in the same period.

A decreasing long-term interest rate environment in the second quarter of 2005 resulted in a gain on interest rate swaps of $11.8 million. This compares with a loss on interest rate swaps of $15.4 million in the second quarter of 2004 reflecting a rising long-term interest rate environment.

Loan servicing costs increased $3.2 million to $4.3 million in the second quarter of 2005 compared with the second quarter of 2004 reflecting higher residential loans balances. Management fees of $7.8 million in the second quarter of 2005 decreased $2.0 million compared with the second quarter of 2004 as a result of Wachovia’s decreased expense base.

Income taxes were an expense of $4.3 million in the second quarter of 2005 compared with a benefit of $5.3 million in the second quarter of 2004. The expense in the second quarter of 2005 reflects the income tax impact on the gain on interest rate swaps while the benefit in the second quarter of 2004 reflect the income tax impact of the loss on interest rate swaps noted above.

Balance Sheet Analysis

June 30, 2005 to December 31, 2004

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At June 30, 2005, and at December 31, 2004, total assets were $18.6 billion and $12.3 billion, respectively. The increase in total assets was driven by the addition of the $6.0 billion of contributed home equity loans on June 30, 2005. Net loans were 94% and 89% of total assets at June 30, 2005, and at December 31, 2004, respectively.

Loans.    Net loans increased $6.6 billion to $17.5 billion at June 30, 2005, compared with December 31, 2004, primarily reflecting the $6.0 billion of contributed home equity loans and the timing of reinvestments of pay-downs in our existing loan portfolio. At June 30, 2005, and at December 31, 2004, home equity loans comprised 57% and 19% of loans, respectively. Commercial loans comprised 32% and 61% of loans at June 30, 2005, and at December 31, 2004, respectively. The decrease in commercial loans was due to pay-downs in the first six months of 2005. See Table 2 following “—Accounting and Regulatory Matters” related to loans for additional information.

Allowance for Loan Losses.    The allowance for loan losses decreased $120,000 from December 31, 2004, to $99.8 million at June 30, 2005. The allowance for loan losses has remained relatively flat, however, the allowance to loans ratio decreased to 0.57% at June 30, 2005, compared with 0.92% at December 31, 2004, as a result of overall credit quality improvement and changes in the composition of our loan portfolio to home equity and residential loans which have a lower risk profile.

The reserve for unfunded lending commitments, which is included in other liabilities, was $491,000 at June 30, 2005, compared with $728,000 at December 31, 2004. The decline was primarily related to declining outstanding commitments in our commercial loan portfolio.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $100.3 million at June 30, 2005, compared with $100.7 million at December 31, 2004. The addition of the $6.0 billion of contributed home equity loans included a $2.1 million contribution to the allowance for loan losses at June 30, 2005. The allowance for loan losses associated with these loans reflects their lower risk profile.

See Table 3 and Table 5 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses and to the reserve for unfunded lending commitments, respectively.

Interest Rate Swaps.    Interest rate swaps decreased to $430.9 million at June 30, 2005, from $459.8 million at December 31, 2004, which represents the fair value of our net position in interest rate swaps. The fair value changes as interest rates change and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $5.4 million at June 30, 2005, compared with $39.9 million at December 31, 2004, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $429.5 million at June 30, 2005, from $458.3 million at December 31, 2004, reflecting a decrease in the fair value of the interest rate swaps.

Line of credit with affiliate.    The line of credit with affiliate was $320.0 million at June 30, 2005, and reflects borrowings on our existing line of credit with the Bank. There were no amounts outstanding at December 31, 2004. We borrowed under this existing line of credit in conjunction with the purchases of residential loans from the Bank. In July 2005, the remaining $320.0 million was paid to the Bank.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2005, and at December 31, 2004, unfunded commitments to extend credit were $805.7 million and $1.1 billion, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity generally include cash generated from our operations and principal repaid on loans. In addition, any necessary liquidity could be obtained by drawing on the line of credit we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. Further, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We believe our existing sources of liquidity are sufficient to meet our funding needs.

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

At June 30, 2005, approximately 49% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2005, $9.6 billion, or 52% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2005, our liabilities were $849.3 million, or 5%, of our assets, while stockholders’ equity was $17.7 billion, or 95%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $8.6 billion of fixed rate loans and loan participations was approximately $8.7 billion and the fair value of $9.0 billion of variable rate loans and loan participations was approximately $8.9 billion at June 30, 2005.

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

At June 30, 2005, our position in interest rate swaps was an asset of $807.1 million and a liability of $376.2 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	6.10%	—	—	7.45	—	7.41
Weighted average pay rate (a)	3.01%	—	—	3.42	—	3.41
Interest Rate Swap Liabilities
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	3.01%	—	—	3.42	—	3.41
Weighted average pay rate (a)	4.84%	—	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2005.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2005, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.75 years, weighted average receive rate of 7.41% and weighted average pay rate of 3.41%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.75 years, weighted average receive rate of 3.41% and weighted average pay rate of 5.69% at June 30, 2005. Since the swaps have a weighted average maturity of 6.75 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2005.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $15.3 million or $31.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $14.6 million or $28.4 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2005 and in 2004 and we expect to continue to meet these criteria in the future and therefore expect that we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

On June 30, 2005, we received a contribution of assets, comprised of home equity loans, having a book value of approximately $6.0 billion from Wachovia Preferred Holding, our parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding had received a contribution of the same assets from the Bank. We did not pay Wachovia Preferred Holding for these contributed assets and they are recorded as an increase in paid-in capital.

In the first six months of 2005, we paid the Bank $2.5 billion in cash for residential loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $700.0 million under our existing line of credit with the Bank and incurred $3.9 million in interest expense to the Bank in the first six months of 2005. The interest accrued under this line of credit at a rate equal to the federal funds rate.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2005	2004
Ratios
Return on assets	4.13%	2.48
Return on stockholders’ equity	4.42	2.61
Stockholders’ equity to assets	93.49	95.18
Dividend payout ratio	95.38%	116.00

Table 2    LOANS

(In thousands)	June 30, 2005	December 31, 2004
COMMERCIAL
Commercial and commercial real estate	$5,675,600	6,691,852

RESIDENTIAL LOANS
Residential mortgages	1,834,774	2,100,163
Home equity loans	10,055,186	2,124,104

Total loans	17,565,560	10,916,119
Unearned income	58,341	6,590

Total loans, net of unearned income	$17,507,219	10,909,529

Table 3    LOAN LOSSES AND RECOVERIES

	Six Months Ended June 30,
(In thousands)	2005	2004
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$99,932	104,201
Provision for credit losses	90	7,136
Allowance related to loans contributed	2,057	—
Allowance relating to loans sold	—	(314)
Net charge-offs	(2,267)	(1,740)

Balance, end of period	$99,812	109,283

as a % of loans, net	0.57%	0.96

as a % of nonaccrual loans	476%	822

LOAN LOSSES
Commercial and commercial real estate loans	$176	252
Residential mortgages	135	132
Home equity loans	2,203	1,911

Total loan losses	2,514	2,295

LOAN RECOVERIES
Commercial and commercial real estate loans	8	247
Residential mortgages	—	—
Home equity loans	239	308

Total loan recoveries	247	555

Net charge-offs	$2,267	1,740

Total net charge-offs as a % of average loans, net	0.02%	0.02

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2005	December 31, 2004
Commercial and commercial real estate loans	$8,554	8,091
Residential mortgages	1,930	5,026
Home equity loans	10,497	7,130

Total nonaccrual loans	$20,981	20,247

as a % of loans, net	0.12%	0.19

Accruing loans past due 90 days	$10,869	10,562

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2005	2004
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$728	2,828
Provision for credit losses	(237)	(1,663)

Balance, end of period	$491	1,165

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchanges Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

(b)    Reports on Form 8-K.

During the quarter ended June 30, 2005, Wachovia Funding did not file any Current Reports on

Form 8-K with the Commission.

In addition, Wachovia Funding filed the following Current Report on Form 8-K with the Commission:

•	Current Report on Form 8-K dated July 6, 2005, reporting Item 2.01, relating to the contribution of assets, comprised of home equity loans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 11, 2005

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