Form 10-Q
period 2005-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2005-11-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

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

As of October 31, 2005, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2005 and December 31, 2004

(In thousands, except share data)	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$1,588,240	970,667
Loans, net of unearned income	16,010,747	10,909,529
Allowance for loan losses	(98,373)	(99,932)

Loans, net	15,912,374	10,809,597

Interest rate swaps	427,118	459,838
Accounts receivable—affiliates, net	257,301	39,869
Other assets	96,261	36,666

Total assets	$18,281,294	12,316,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	427,180	458,265
Deferred income tax liabilities	79,784	78,051
Other liabilities	19,695	18,705

Total liabilities	526,659	555,021

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2005 and 2004	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2005 and 2004	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2005 and 2004	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2005 and 2004	1,000	1,000
Paid-in capital	17,467,786	11,504,575
Retained earnings	285,106	255,298

Total stockholders’ equity	17,754,635	11,761,616

Total liabilities and stockholders’ equity	$18,281,294	12,316,637

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2005	2004	2005	2004
INTEREST INCOME	$246,439	106,260	533,105	287,871
INTEREST EXPENSE	3,683	1,804	13,788	4,437

Net interest income	242,756	104,456	519,317	283,434
Provision for credit losses	529	(5,500)	382	(27)

Net interest income after provision for credit losses	242,227	109,956	518,935	283,461

OTHER INCOME
Gain (loss) on interest rate swaps	(2,842)	13,765	4,708	12,791
Other income	1	101	174	128

Total other income	(2,841)	13,866	4,882	12,919

NONINTEREST EXPENSE
Loan servicing costs	11,604	1,102	18,397	3,357
Management fees	9,829	7,782	23,701	25,013
Other	425	348	1,600	820

Total noninterest expense	21,858	9,232	43,698	29,190

Income before income tax expense (benefits)	217,528	114,590	480,119	267,190
Income tax expense (benefits)	(325)	5,079	2,865	5,026

Net income	217,853	109,511	477,254	262,164
Dividends on preferred stock	73,018	47,838	201,446	131,910

Net income available to common stockholders	$144,835	61,673	275,808	130,254

PER COMMON SHARE DATA
Basic earnings	$1.45	0.62	2.76	1.30
Diluted earnings	$1.45	0.62	2.76	1.30
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2005 and 2004

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	262,164	262,164
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.58 per share	—	—	—	(23,350)	(23,350)
Series C preferred securities at $16.00 per share	—	—	—	(67,740)	(67,740)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.33 per share	—	—	—	(133,000)	(133,000)

Balance, September 30, 2004	$743	1,000	11,504,575	240,490	11,746,808

Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	477,254	477,254
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.92 per share	—	—	—	(36,636)	(36,636)
Series C preferred securities at $29.29 per share	—	—	—	(123,990)	(123,990)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $2.46 per share	—	—	—	(246,000)	(246,000)

Balance, September 30, 2005	$743	1,000	17,467,786	285,106	17,754,635

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2005 and 2004

(In thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$477,254	262,164
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	382	(27)
Deferred income tax expense	1,733	4,376
Interest rate swaps	(4,708)	(12,791)
Accounts receivable/payable - affiliates, net	3,139	(31,416)
Other assets and other liabilities, net	(38,300)	(2,082)

Net cash provided by operating activities	439,500	220,224

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	619,176	213,713
Interest rate swaps	37,428	37,428

Net cash provided by investing activities	656,604	251,141

FINANCING ACTIVITIES
Decrease in cash realized from
Collateral held on interest rate swaps	(31,085)	(25,868)
Cash dividends paid	(447,446)	(264,910)

Net cash used by financing activities	(478,531)	(290,778)

Increase in cash and cash equivalents	617,573	180,587
Cash and cash equivalents, beginning of year	970,667	926,175

Cash and cash equivalents, end of period	$1,588,240	1,106,762

NONCASH ITEMS
Contribution of loans, net	$5,943,255	—
Loan (payments) purchases, net, settled through accounts receivable/payable - affiliates, net	(220,571)	124,074
Contribution of other assets	19,956	—
Contribution of paid-in capital	$5,963,211	—

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005 and 2004, and December 31, 2004

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries are subsidiaries of Wachovia Bank, National Association, and its subsidiaries, which is a wholly-owned subsidiary of Wachovia of Alabama, Inc., which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and nine months ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2004 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2004, including the related notes to consolidated financial statements.

Certain amounts in 2004 were reclassified to conform with the presentation in 2005. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

NOTE 2:     CONTRIBUTION OF ASSETS

On June 30, 2005, Wachovia Funding received a contribution of assets, consisting of home equity loans, having a book value of approximately $6.0 billion from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding had received a contribution of the same assets from the Bank. Wachovia Funding did not pay Wachovia Preferred Holding for these contributed assets and they are recorded as an increase to loans and to paid-in-capital.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2005 and 2004.

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, the majority of our interests in loans we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

2005 to 2004 Nine Month Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a book value of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs for the three months ended September 30, 2005 and a corresponding impact to the nine months ended September 30, 2005. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net income available to common stockholders.    We earned net income available to common stockholders of $275.8 million in the first nine months of 2005 compared with $130.3 million in the first nine months of 2004. This increase was driven by higher net interest income. Income tax expense of $2.9 million in the first nine months of 2005 compared with $5.0 million in the same period in 2004.

Interest Income.    Interest income increased $245.2 million, or 85%, from the first nine months of 2004 to $533.1 million in the first nine months of 2005. This increase was primarily driven by a $210.9 million increase in home equity loans interest income to $243.3 million in the first nine months of 2005 which primarily reflects the impact of the $6.0 billion contribution, as well as the reinvestment of pay-downs. Additionally, interest income increased $20.4 million on commercial loans in the same period reflecting the increasing rate environment. Average home equity loans increased $4.7 billion to $5.3 billion in the first nine months of 2005 compared with the first nine months of 2004 while average commercial loans decreased $2.1 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $317.9 million to $1.9 billion in the first nine months of 2005 compared with the same period a year ago. We currently anticipate we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight eurodollar deposit investments increased $10.7 million to $19.3 million in the first nine months of 2005 compared with the first nine months of 2004 due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2005 and 2004, are presented below.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$5,936,186	213,592	4.81%	$8,049,219	193,136	3.20%
Home equity loans	5,335,195	243,318	6.10	670,330	32,408	6.46
Residential mortgages	1,890,790	56,849	4.01	2,208,690	53,697	3.24
Interest-bearing deposits in banks and other earning assets	869,893	19,346	2.97	982,686	8,630	1.17

Total interest-earning assets	$14,032,064	533,105	5.08%	$11,910,925	287,871	3.23%

Interest Expense.    Interest expense increased to $13.8 million in the first nine months of 2005 from $4.4 million in the first nine months of 2004. This increase reflects borrowings on our existing line of credit with the Bank. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first nine months of 2005 compared with the same period in 2004. Our existing borrowings on our line of credit with the Bank were paid in full in the third quarter of 2005.

Provision for Credit Losses.    The provision for credit losses was an expense of $382,000 in the first nine months of 2005 compared with a benefit of $27,000 in the first nine months of 2004. The first nine months of 2005 reflects improved credit quality and a decrease in the portfolio’s risk profile as commercial loans continued to decrease due to pay-downs. Although our loan portfolio increased significantly in the first nine months of 2005 primarily reflecting the $6.0 billion contribution of home equity loans on June 30, 2005, these loans reflect a lower risk profile.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $4.7 million and $12.8 million in the first nine months of 2005 and 2004, respectively. The lower gain in the first nine months of 2005 compared with the same period in 2004 reflects the increasing rate environment in 2005.

Loan Servicing Costs.    Loan servicing costs increased $15.0 million to $18.4 million in the first nine months of 2005 from $3.4 million in the first nine months of 2004 which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans. In this same period, average home equity loans increased $4.7 billion while average commercial loans decreased $2.1 billion. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $23.7 million in the first nine months of 2005 compared with $25.0 million in the first nine months of 2004. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expenses.    Other expenses were $1.6 million in the first nine months of 2005 compared with $820,000 in the first nine months of 2004. These other expenses primarily consist of costs associated with foreclosures on residential properties.

Income Tax Expense (Benefits).    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $2.9 million in the first nine months of 2005 compared with $5.0 million in the first nine months of 2004. WPR holds our interest rate swaps, and its pre-tax gain in the first nine months of 2005 and 2004 reflects the gains on interest rate swaps noted above.

Summary Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net income available to common stockholders increased to $144.8 million in the third quarter of 2005 compared with $61.7 million in the third quarter of 2004. The majority of the income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $138.3 million to $242.8 million in the third quarter of 2005 compared with the third quarter of 2004 due to higher average loan balances, which includes the impact of the $6.0 billion of contributed home equity loans on June 30, 2005, and the impact of a higher yielding mix of loans. Average loans of $16.8 billion in the third quarter of 2005 increased $5.8 billion, or 53%, from the third quarter of 2004. This increase was driven by higher average home equity loans of $9.5 billion compared with $1.2 billion in the third quarter of 2004. Partially offsetting the increase was a $2.1 billion, or 27%, decrease in lower yielding commercial loans and a $539.5 million, or 24%, decrease in residential mortgage loans in the same period.

Provision for credit losses was an expense of $529,000 in the third quarter of 2005 compared with a benefit of $5.5 million in the third quarter of 2004. The benefit in the third quarter of 2004 included the impact of a refined methodology for the allowance for credit losses.

An increasing long-term interest rate environment in the third quarter of 2005 resulted in a loss on interest rate swaps of $2.8 million. This compares with a gain on interest rate swaps of $13.8 million in the third quarter of 2004 which reflected a decreasing long-term interest rate environment.

Loan servicing costs increased $10.5 million to $11.6 million in the third quarter of 2005 compared with the third quarter of 2004 reflecting higher home equity loans balances driven by the $6.0 billion contribution. Management fees of $9.8 million in the third quarter of 2005 increased $2.0 million compared with the third quarter of 2004.

Income taxes were a benefit of $325,000 in the third quarter of 2005 compared with an expense of $5.1 million in the third quarter of 2004. The benefit in the third quarter of 2005 reflects the income tax impact on the loss on interest rate swaps while the expense in the third quarter of 2004 reflects the income tax impact on the gain on interest rate swaps noted above.

The average balances, interest income and rates related to interest-earning assets for the three months ended September 30, 2005 and 2004, are presented below.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$5,480,398	73,699	5.34%	$7,548,046	65,412	3.45%
Home equity loans	9,528,704	146,479	6.10	1,153,841	18,855	6.50
Residential mortgages	1,741,948	18,401	4.23	2,281,404	18,414	3.23
Interest-bearing deposits in bank and other earning assets	885,424	7,860	3.52	960,445	3,579	1.48

Total interest-earning assets	$17,636,474	246,439	5.55%	$11,943,736	106,260	3.54%

Balance Sheet Analysis

September 30, 2005 to December 31, 2004

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At September 30, 2005, and at December 31, 2004, total assets were $18.3 billion and $12.3 billion, respectively. The increase in total assets was driven by the addition of the $6.0 billion of contributed home equity loans on June 30, 2005. Net loans were 88% and 89% of total assets at September 30, 2005, and at December 31, 2004, respectively.

Loans.    Net loans increased $5.1 billion to $16.0 billion at September 30, 2005, compared with December 31, 2004, primarily reflecting the $6.0 billion of contributed home equity loans and the timing of reinvestments of pay-downs in our existing loan portfolio. At September 30, 2005, and at December 31, 2004, home equity loans comprised 56% and 19% of loans, respectively, and commercial loans comprised 33% and 61%, respectively. The decrease in commercial loans was due to pay-downs in the first nine months of 2005. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $1.6 million from December 31, 2004, to $98.4 million at September 30, 2005. The allowance for loan losses has remained relatively flat, however, the allowance to loans ratio decreased to 0.61% at September 30, 2005, compared with 0.92% at December 31, 2004, as a result of overall credit quality improvement and changes in the composition of our loan portfolio to a greater percentage of home equity loans, which have a lower risk profile. The addition of the $6.0 billion contributed home equity loans included a $2.1 million contribution to the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $379,000 at September 30, 2005, compared with $728,000 at December 31, 2004. The decline was primarily related to declining outstanding commitments in our commercial loan portfolio.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $98.8 million at September 30, 2005, compared with $100.7 million at December 31, 2004.

See Table 3 and Table 5 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses and to the reserve for unfunded lending commitments, respectively.

Interest Rate Swaps.    Interest rate swaps decreased to $427.1 million at September 30, 2005, from $459.8 million at December 31, 2004, which represents the fair value of our net position in interest rate swaps. The fair value changes as interest rates change and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $257.3 million at September 30, 2005, compared with $39.9 million at December 31, 2004, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $427.2 million at September 30, 2005, from $458.3 million at December 31, 2004, reflecting a decrease in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2005, and December 31, 2004, unfunded commitments to extend credit were $697.4 million and $1.1 billion, respectively.

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

At September 30, 2005, approximately 49% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of our assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2005, $9.8 billion, or 53% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2005, our liabilities were $526.7 million, or 3% of our assets, while stockholders’ equity was $17.8 billion, or 97% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $7.9 billion of fixed rate loans and loan participations was approximately $7.9 billion and the fair value of $8.2 billion of variable rate loans and loan participations was approximately $8.0 billion at September 30, 2005.

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

At September 30, 2005, our position in interest rate swaps was an asset of $729.5 million and a liability of $302.4 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	6.10%	—	—	7.45	—	7.41
Weighted average pay rate (a)	4.03%	—	—	3.89	—	3.89
Interest Rate Swap Liabilities
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	4.03%	—	—	3.89	—	3.89
Weighted average pay rate (a)	4.84%	—	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2005.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2005, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.50 years, weighted average receive rate of 7.41% and weighted average pay rate of 3.89%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.50 years, weighted average receive rate of 3.89% and weighted average pay rate of 5.69% at September 30, 2005. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2005.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $14.0 million or $28.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $13.3 million or $26.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2005 and in 2004 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

On June 30, 2005, we received a contribution of assets, comprised of home equity loans, having a book value of approximately $6.0 billion from Wachovia Preferred Holding, our parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding had received a contribution of the same assets from the Bank. We did not pay Wachovia Preferred Holding for these contributed assets and they were recorded as an increase to loans and to paid-in capital.

In the first nine months of 2005, we paid the Bank $2.5 billion in cash for residential loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $700.0 million under our existing line of credit with the Bank and incurred $3.9 million in interest expense to the Bank in the first nine months of 2005. The interest accrued under this line of credit at a rate equal to the federal funds rate.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2005	2004
Ratios
Return on average assets	4.37%	2.83
Return on average stockholders’ equity	4.61	2.98
Average stockholders’ equity to average assets	94.86	95.12
Dividend payout ratio	93.75%	101.05

Table 2 LOANS

(In thousands)	September 30, 2005	December 31, 2004
COMMERCIAL
Commercial and commercial real estate	$5,379,937	6,691,852

RESIDENTIAL LOANS
Residential mortgages	1,657,807	2,100,163
Home equity loans	9,029,626	2,124,104

Total loans	16,067,370	10,916,119
Unearned income	(56,623)	(6,590)

Total loans, net of unearned income	$16,010,747	10,909,529

Table 3 LOAN LOSSES AND RECOVERIES

	Nine Months Ended September 30,
(In thousands)	2005	2004
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$99,932	104,201
Provision for credit losses	731	1,920
Allowance relating to loans contributed	2,057	—
Allowance relating to loans sold	—	(344)
Net charge-offs	(4,347)	(2,536)

Balance, end of period	$98,373	103,241

as a % of loans, net	0.61%	0.93

as a % of nonaccrual loans	474%	565

LOAN LOSSES
Commercial and commercial real estate loans	$1,303	437
Residential mortgages	338	189
Home equity loans	3,394	3,142

Total loan losses	5,035	3,768

LOAN RECOVERIES
Commercial and commercial real estate loans	360	832
Residential mortgages	—	—
Home equity loans	328	400

Total loan recoveries	688	1,232

Net charge-offs	$4,347	2,536

Total net charge-offs as a % of average loans, net	0.03%	0.02

Table 4 NONACCRUAL LOANS (a)
(In thousands)	September 30, 2005	December 31, 2004
Commercial and commercial real estate loans	$6,330	8,091
Residential mortgages	2,451	5,026
Home equity loans	11,971	7,130

Total nonaccrual loans	$20,752	20,247

as a % of loans, net	0.13%	0.19

Accruing loans past due 90 days	$4,413	4,749

(a) December 31, 2004, has been reclassified to conform with the presentation at September 30, 2005.

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2005	2004
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$728	2,828
Provision for credit losses	(349)	(1,947)

Balance, end of period	$379	881

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2005, Wachovia Funding filed a Current Report on

Form 8-K dated July 6, 2005, with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 14, 2005

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