Form 10-K
period 2005-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2006-03-30
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2005

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

TITLE OF EACH CLASS

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2005, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of January 31, 2006, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2006.	Part III-Items 10, 11, 12, 13 and 14.

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (excluding the list of exhibits incorporated therein by reference).

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

Item 1.    Business.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and Wachovia Corporation (“Wachovia”) and an indirect subsidiary of Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 87.95% of our Series D preferred securities, while the remaining 12.05% is owned by 110 employees of Wachovia or its affiliates.

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 532.3 shares or 79.81%, 128 shares or 19.19% are owned by employees of Wachovia or its affiliates and 6.7 shares or 1.00% are owned by Wachovia.

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

Our legal and organizational structure is as follows:

Our principal business objective is to acquire, hold and manage domestic mortgage assets, and other authorized investments that will generate net income for distribution to our shareholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties.

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

Residential Mortgage Loans

We have acquired both conforming and non-conforming residential mortgage loans from the Bank. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under current regulations, the maximum principal balance allowed on conforming residential mortgage loans ranges from $417,000 for one-unit residential loans to $801,950 for four-unit residential loans. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. A majority of the non-conforming residential mortgage loans acquired by us to date are non-conforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

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

Various Adjustable Rate Loans:    A one-year ARM that is fixed for one of a number of various time periods which are typically between 3 and 10 years. After the initial fixed time period, the interest adjusts in 12- month intervals with caps on the initial change and each subsequent annual change and may be subject to a maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security as the one-year ARM or the LIBOR index rate and is calculated using the margin and caps stated in the note.

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

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations and our continued qualification as a REIT. We currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels because:

•	substantially all of our mortgage assets and other authorized investments are interest-bearing;

•	while from time-to-time we may incur indebtedness, we will not incur an aggregate amount that exceeds 20% of our stockholders’ equity;

•	we expect that our interest-earning assets will continue to exceed the liquidation preference of our preferred stock; and

•	we anticipate that, in addition to cash flows from operations, additional cash will be available from principal payments on our loan portfolio.

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

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2005, we did not hold any mortgage-backed securities.

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

Included in loan servicing costs were fees paid to the Bank for the years ended December 31, 2005 and 2004, of $30.3 million and $4.7 million, respectively. In 2005 and 2004, the monthly fee with respect to the commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.025% per annum. For home equity loans, the monthly fee was equal to the outstanding principal balance of each loan multiplied by 0.50% per annum.

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

To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we may also enter into servicing agreements with such unaffiliated third parties.

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to possess interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank, although we may also purchase loans from unaffiliated third parties. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

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

For more information concerning Wachovia and the Bank, please see Part IV, Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference) and Wachovia’s supplementary consolidating financial information as of December 31, 2005 and 2004, and for the three years ended December 31, 2005, which is filed herewith as Exhibit (99)(a).

Employees

We have two executive officers and approximately 15 additional non-executive officers. Our executive officers are also executive officers of Wachovia. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wachovia and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 110 employees of Wachovia or its affiliates, including certain of the executive officers and non-executive officers discussed above, own one Series D preferred security each.

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

Item 1A.    Risk Factors.

An investment in Wachovia Funding’s securities may involve risks due to the nature of the business we engage in and activities related to that business. The following are the most significant risks associated with that business:

We are effectively controlled by Wachovia and our relationship with Wachovia and/or the Bank may create potential conflicts of interest.

All of our officers and certain of our directors are also either officers or directors of Wachovia or the Bank or their affiliates. Wachovia, the Bank and Wachovia Preferred Holding control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends.

The Bank may have interests that are not identical to our interests. Wachovia, the owner of the Bank’s common stock, may have investment goals and strategies that differ from those of the holders of the Series A preferred securities. Consequently, conflicts of interest between us, on one hand, and the Bank and/or Wachovia, on the other hand, may arise.

We are dependent on the officers and employees of Wachovia and the Bank for our business activities and our relationship with Wachovia and/or the Bank may create potential conflicts of interest.

Wachovia and the Bank are involved in virtually every aspect of our existence. The Bank administers our day-to-day activities under the terms of participating and servicing agreements between the Bank and us. We are dependent on the diligence and skill of the officers and employees of the Bank for the selection, structuring and monitoring of the loans in our portfolio and our other authorized investments and business opportunities. The Bank manages our cash collateral related to our interest rate swaps.

Despite our belief that the terms of the loan participation and servicing agreements between the Bank and us reflect terms consistent with those negotiated on an arms-length basis, our dependency on the Bank’s officers and employees and our close relationship with the Bank may create potential conflicts of interest. Specifically, such conflicts of interest may arise because the employees of the Bank have the power to set the amount of the service fees paid to the Bank, modify the loan participation and servicing agreements, and make business decisions with respect to servicing of the underlying loans, particularly the loans that are placed on non-accrual status or are otherwise non-performing.

The loans in our portfolio are subject to economic conditions that could negatively affect the value of the collateral securing such loans and/or the results of our operations.

The value of the collateral underlying our loans and/or the results of our operations could be affected by various conditions in the economy, such as:

•	changes in interest rates;

•	local and other economic conditions affecting real estate and other collateral values;

•	sudden or unexpected changes in economic conditions, including changes that might result from terrorist attacks and the United States’ response to such attacks;

•	the continued financial stability of a borrower and the borrower’s ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness or personal bankruptcy;

•	the ability of tenants to make lease payments;

•	the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions;

•	interest rate levels and the availability of credit to refinance loans at or prior to maturity; and

•	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations.

If we lose our exemption under the Investment Company Act it could have a material adverse effect on us.

We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If a change in the laws or the interpretations of those laws were to occur we could be required to either change the manner in which we conduct our operations to avoid being required to register as an investment company or register as an investment company, either of which could have a material adverse effect on us and the price of our securities. Further, in order to ensure that we at all times continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is somewhat higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower at times our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company.

Item 1B.    Unresolved Staff Comments.

None.

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

Disclosure of Tax Shelter Penalties

None.

Item 4.    Submission of Matters to a Vote Of Security Holders.

Wachovia Funding held its annual meeting of shareholders on November 8, 2005. At the annual meeting, the only item voted upon by Wachovia Funding shareholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

Name	For	Withheld
James E. Alward	107,026,546	9,659
Joel J. Griffin	107,026,824	9,381
Charles F. Jones	107,026,682	9,523
G. Kennedy Thompson	107,018,106	18,099

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Dividends

For the year ended December 31, 2005, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share of its Series A preferred securities, (ii) cash dividends of $1.28 per share of its Series B preferred securities, (iii) cash dividends of $41.55 per share of its Series C preferred securities, and (iv) cash dividends of $85.00 per share of its Series D preferred securities. The Series A, Series B and Series C preferred securities were issued in November 2002. Wachovia Funding also paid dividends of $3.69 per share on its common stock in 2005. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

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

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the five years ended December 31, 2005, are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2005 and 2004, and for the three years ended December 31, 2005, which includes certain consolidated financial information for the Bank, which is filed herewith as Exhibit (99)(a).

	Years Ended December 31,
(In thousands)	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Net interest income	$787,541	400,653	381,609	197,576	67,322
Provision for credit losses	1,211	(3,390)	15,278	15,215	5,262
Other income (loss)	6,959	13,914	14,288	76,130	(95,890)
Noninterest expense	67,641	39,882	26,846	9,869	2,394
Net income (loss)	$721,522	372,419	348,477	305,800	(23,545)

BALANCE SHEET DATA
Cash and cash equivalents	$1,484,535	970,667	926,175	851,692	957,454
Loans, net of unearned income	16,196,661	10,909,529	11,137,614	10,947,583	4,378,961
Allowance for loan losses	(96,115)	(99,932)	(104,201)	(104,737)	(36,046)
Interest rate swaps	393,211	459,838	519,006	577,684	573,620
Total assets	18,289,019	12,316,637	12,511,277	12,460,564	5,890,778
Collateral held on interest rate swaps	392,800	458,265	519,460	575,820	570,340
Total liabilities	493,369	555,021	761,723	661,163	733,358
Total stockholders’ equity	$17,795,650	11,761,616	11,749,554	11,799,401	5,157,420

SELECTED OTHER INFORMATION
Nonperforming loans	$20,353	20,247	18,508	16,299	5,024
Nonperforming loans as a % of total loans	0.13%	0.19	0.17	0.15	0.11
Nonperforming loans as a % of total assets	0.11	0.16	0.15	0.13	0.09
Allowance for loan losses as a % of nonperforming loans	472.24	493.56	563.01	642.60	717.48
Allowance for loan losses as a % of total loans	0.59%	0.92	0.94	0.96	0.82

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

For the tax year ended December 31, 2005, we expect to be taxed as a REIT and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels we believe are adequate to absorb probable losses inherent in the loan portfolio and unfunded commercial lending commitments as of the date of the consolidated financial statements. We monitor qualitative and quantitative trends including changes in the levels of past due, criticized and nonperforming loans. In addition, we rely on estimates and exercise judgment in assessing credit risk.

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk that are used in developing the appropriate allowance for loans specific to our portfolio.

The following provides a description of Wachovia’s methodology.

Our model for the allowance for loan losses has four components: formula-based components for both the commercial and consumer portfolios, each including an adjustment for historical loss variability, a reserve for impaired commercial loans and an unallocated component.

For commercial loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed for commercial loans, classified by credit grade. Average losses for each credit grade are computed using the annualized historical rate at which loans in each credit grade have defaulted and the historical average losses realized for defaulted loans.

For consumer loans, the formula-based component of the allowance for loan losses is based on historical loss data, historical delinquency patterns, vintage analyses, credit score-based forecasting methods and stress tests for each product classification.

For both commercial and consumer loans, the formula-based loss components include additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions.

At December 31, 2005, the formula-based components of the allowance were $55.8 million for commercial loans and $40.3 million for consumer loans compared with $83.6 million and $16.3 million, respectively, at December 31, 2004.

When applicable, specific reserves are established within the allowance for loan losses for impaired loans. We define impaired loans as commercial loans on nonaccrual status. We individually review any impaired loans with a minimum total exposure of $10.0 million. The reserve for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. No other reserve is provided on impaired loans that are individually reviewed. At December 31, 2005 and 2004, we did not have any impaired loans over $10.0 million.

The allowance for loan losses is supplemented with an unallocated component. This component reflects in part the inherent uncertainty of estimates and is designed as the final tool to fully capture probable incurred losses in the loan portfolio. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another. We anticipate that the unallocated component of the allowance will generally not exceed 5 percent of the total allowance for loan losses. There was no unallocated component at December 31, 2005 or 2004.

The reserve for unfunded lending commitments is based on the modeling process that is consistent with the methodology described above for the commercial portion of the allowance for loan losses. In addition, this model includes as a key factor the historical average rate at which unfunded commercial exposures have been funded at time of default. At December 31, 2005 and 2004, the reserve for unfunded lending commitments was $513,000 and $728,000, respectively.

The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments as described above does not diminish the fact that the entire allowance for loan losses and reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and the related commercial commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2005, 2004 and 2003.

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, the majority of our interests in loans that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. Substantially all of our assets were acquired directly from the Bank. The Bank either originated the mortgage assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

In each of the years in the three-year period ended in 2005, Wachovia Funding purchased loans from the Bank at fair value. In 2005 and 2004, Wachovia Funding paid $4.2 billion and $2.9 billion, respectively, for residential loans. In 2003, Wachovia Funding paid $2.0 billion for residential loans and $483.9 million for commercial loans.

2005 to 2004 Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs in 2005 when compared with 2004. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net income available to common stockholders.    We earned net income available to common stockholders of $439.8 million in 2005 and $187.1 million in 2004. This increase was driven by higher net interest income.

Interest Income.    Interest income of $806.0 million nearly doubled from the 2004 level. This was primarily driven by a $339.8 million increase in home equity loans interest income to $397.6 million in 2005, which reflects the impact of the $6.0 billion contribution, as well as purchases and the reinvestment of pay-downs. Additionally, interest income on commercial loans increased $26.7 million in the same period as the impact of the increasing rate environment exceeded pay-downs. Average home equity loans increased $5.5 billion to $6.4 billion in 2005 while average commercial loans decreased $2.0 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $397.9 million to $1.8 billion in 2005 compared with 2004. We currently anticipate we will continue to reinvest all loan pay-downs in residential loans. Interest income primarily from cash invested in overnight eurodollar deposit investments increased $18.9 million to $33.4 million in 2005 compared with 2004 due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2005, are presented below.

	Year Ended December 31, 2005			Year Ended December 31, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$5,758,032	289,408	5.03%	$7,791,875	262,755	3.37%
Home equity loans	6,371,280	397,583	6.24	920,497	57,829	6.28
Residential mortgages	1,800,139	85,620	4.76	2,198,070	72,459	3.30
Interest-bearing deposits in banks and other earning assets	1,002,234	33,394	3.33	1,028,977	14,468	1.41

Total earning assets	$14,931,685	806,005	5.40%	$11,939,419	407,511	3.41%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2005, is presented below.

	2005 Compared with 2004
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$26,653	112,057	(85,404)
Home equity loans	339,754	(1,536)	341,290
Residential mortgages	13,161	29,183	(16,022)
Interest-bearing deposits in banks and other earning assets	18,926	19,560	(634)

Total earning assets	$398,494	159,264	239,230

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense increased to $18.5 million in 2005 from $6.9 million in 2004. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred in relation to our purchases of loans, and was paid in full during 2005. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in 2005 compared with 2004.

Provision for Credit Losses.    The provision for credit losses was an expense of $1.2 million in 2005 compared with a benefit of $3.4 million in 2004. The benefit in 2004 included the impact of a refined methodology for the allowance for credit losses. Although our loan portfolio increased significantly in 2005 including the $6.0 billion contribution of home equity loans on June 30, 2005, the portfolio has a larger component of residential loans, which reflect a lower risk profile.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $6.7 million in 2005 compared with a gain of $13.8 million in 2004. The lower gain in 2005 compared with 2004 reflects the increasing rate environment in 2005. See “Interest Rate Risk Management” for additional information related to unrealized and realized gains and losses on interest rate swaps.

Loan Servicing Costs.    Loan servicing costs increased $25.6 million to $30.3 million in 2005 and reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans which have a higher servicing fee. Average home equity loans increased $5.5 billion while average commercial loans decreased $2.0 billion. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $34.7 million in 2005 compared with $33.8 million in 2004. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2005 and 2004, these costs were not significant.

Income Taxes.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $4.1 million in 2005 compared with $5.7 million in 2004. WPR holds our interest rate swaps and its pre-tax income in both periods which reflects the gain on interest rate swaps noted above. In 2005 and 2004, WPR’s effective income tax rate was 30.96% and 35.33%, respectively.

2005 to 2004 Fourth Quarter Comparison

Net income available to common stockholders increased to $164.0 million in the fourth quarter of 2005 compared with $56.8 million in the fourth quarter of 2004. Net interest income increased $151.0 million to $268.2 million in the fourth quarter of 2005 compared with the fourth quarter of 2004 due to higher average loan balances, which includes the impact of the $6.0 billion of contributed home equity loans on June 30, 2005, and the impact of a higher yielding mix of loans. Average loans of $16.2 billion in the fourth quarter of 2005 increased $5.3 billion, or 49%, from the fourth quarter of 2004. This increase was driven by higher average home equity loans of $9.4 billion compared with $1.7 billion in the fourth quarter of 2004 reflecting the contribution and reinvestments. Partially offsetting the increase was a $1.8 billion, or 26%, decrease in lower yielding commercial loans and a $635.3 million, or 29%, decrease in residential mortgage loans in the same period.

Provision for credit losses was an expense of $829,000 in the fourth quarter of 2005 compared with a benefit of $3.4 million in the fourth quarter of 2004. The benefit in the fourth quarter of 2004 included the impact of a refined methodology for the allowance for credit losses.

The gain on interest rate swaps was $2.0 million in the fourth quarter of 2005 compared with a gain of $990,000 in the fourth quarter of 2004. Loan servicing costs increased $10.6 million to $11.9 million in the fourth quarter of 2005 compared with the fourth quarter of 2004 reflecting a higher home equity loans balance driven by the $6.0 billion contribution. Management fees were $11.0 million in the fourth quarter of 2005 compared with $8.8 million in the fourth quarter of 2004. Income tax expense was $1.3 million in the fourth quarter of 2005 compared with $630,000 in the fourth quarter of 2004. The income tax expense for both the fourth quarter of 2005 and 2004 reflects the income tax impact on the gain on the interest rate swaps noted above.

2004 to 2003 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $187.1 million in 2004 and $176.5 million in 2003. Higher net interest income and a significantly lower provision for credit losses led to the increase in 2004 which were partially offset by higher management fee expense.

Interest Income.    Interest income increased $19.4 million from 2003 to $407.5 million in 2004. The increase includes $46.8 million and $21.8 million in higher residential loan interest income and home equity loan interest income, respectively. These were partially offset by $53.1 million in lower commercial loan interest income. Average residential mortgage loans and average home equity loans increased $1.6 billion and $225.2 million in 2004 compared with 2003, respectively. Average commercial loans decreased $2.0 billion in the same period due to pay-downs in 2004. Loan pay-downs were reinvested in home equity loans and residential mortgage loans, both of which carry a higher yield than commercial loans. Interest income on cash invested in overnight eurodollar investments increased $4.0 million, or 38% in 2004 to $14.5 million from $10.5 million in 2003, primarily due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2004, is presented below.

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

	2004 Compared with 2003
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

Provision for Credit Losses.    The provision for credit losses was a benefit of $3.4 million in 2004 compared with an expense of $15.3 million in 2003. The lower provision reflects improving credit conditions and a change to a lower risk profile from 2003 as the balances in commercial loans continued to decrease due to pay-downs. Commercial loan pay-downs have been reinvested in residential loans which have a lower risk profile. The provision in 2004 included a benefit of $1.3 million related to the loan portfolio and a benefit of $2.1 million related to unfunded commercial lending commitments.

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

Management Fees.    Management fees were $33.8 million in 2004 compared with $19.1 million in 2003 reflecting Wachovia’s increased expense base. Management fees represent reimbursement to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets and over $2.0 million in estimated annual noninterest expense on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. In the first two months of 2003, we did not meet the monthly asset and noninterest expense test.

Other Expense.    Other expense primarily consists of costs associated with foreclosure on residential properties. In 2004 and 2003, these costs were not significant.

Income Taxes.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.7 million in 2004 compared with $5.3 million in 2003. WPR holds our interest rate swaps and its pre-tax income in both periods reflects the gain on interest rate swaps noted above. In 2004 and 2003, WPR’s effective income tax rate was 35.33% and 35.00%, respectively.

Balance Sheet Analysis

December 31, 2005 to December 31, 2004

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At December 31, 2005, and December 31, 2004, total assets were $18.3 billion and $12.3 billion, respectively. The increase in total assets was driven by the addition of the $6.0 billion of contributed residential home equity loans on June 30, 2005. Net loans were 89% of total assets at December 31, 2005 and December 31, 2004.

Loans.    Net loans increased $5.3 billion to $16.2 billion at December 31, 2005, compared with December 31, 2004, primarily reflecting the $6.0 billion of contributed home equity loans and the timing of reinvestments of pay-downs in our existing loan portfolio. At December 31, 2005 and December 31, 2004, home equity loans comprised 61% and 19% of loans, respectively, and commercial loans comprised 31% and 61%, respectively. The decrease in commercial loans was due to pay-downs in 2005. See the “Allowance for Loan Losses” section of “Critical Accounting Policies” and Table 2, Loan Losses and Recoveries of Past Due Loans, following “—Accounting and Regulatory Matters” for additional information related to loans.

Commercial loan maturities for the years ended December 31, 2005 and 2004, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2005	2004
FIXED RATE
1 year or less	$25,413	43,944
1-5 years	73,280	66,552
After 5 years	127,404	146,319

Total fixed rate	226,097	256,815

ADJUSTABLE RATE
1 year or less	1,006,642	1,154,576
1-5 years	2,072,041	2,923,451
After 5 years	1,654,246	2,357,010

Total adjustable rate	4,732,929	6,435,037

Total	$4,959,026	6,691,852

Allowance for Loan Losses.    The allowance for loan losses decreased $3.8 million from December 31, 2004, to $96.1 million at December 31, 2005. The allowance to loans ratio decreased to 0.59% at December 31, 2005, compared with 0.92% at December 31, 2004, reflecting overall credit quality improvement and changes in the composition of our loan portfolio to a greater percentage of home equity loans, which have a lower risk profile. The addition of the $6.0 billion contribution home equity loans included a $2.1 million contribution to the allowance for loan losses. See Table 2, Loan Losses and Recoveries and Past Due Loans, following “—Accounting and Regulatory Matters” for additional information.

The reserve for unfunded lending commitments, which is included in other liabilities, was $513,000 at December 31, 2005, compared with $728,000 at December 31, 2004. The decline related to declining outstanding commitments in our commercial loan portfolio.

Interest Rate Swaps.    Interest rate swaps decreased to $393.2 million at December 31, 2005, from $459.8 million at December 31, 2004, which represents the fair value of our net position in interest rate swaps. The fair value changes as interest rates change and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $224.2 million at December 31, 2005, compared with $39.9 million at December 31, 2004, as a result of intercompany cash transactions related to loan pay-downs, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $392.8 million at December 31, 2005, from $458.3 million at December 31, 2004, reflecting the decrease in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2005 and 2004, unfunded commitments to extend credit were $709.2 million and $1.1 billion, respectively. The decrease in unfunded commitments was largely due to the pay-down of commercial loans.

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

Risk Governance and Administration

Credit Risk Management

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. We incur credit risk by investing in lending and lending-related assets. The nature and amount of credit risk depends on the types of transaction, the structure of that transaction and the parties involved. Credit risk is central to the profit strategy in lending. Since our assets are currently primarily loans originated by the Bank, which is a subsidiary of Wachovia, the following is a discussion of Wachovia’s credit risk management strategies.

Credit risk is managed through a combination of policies and procedures and authorities that are tracked and regularly updated in a centralized database. Wachovia’s board of directors grants credit authority to the chief executive officer, who in turn, has delegated that authority to the chief risk officer. Credit authorities are further delegated through the independent risk management organization. Most authority to approve credit exposure is granted to officers in the risk management organization, who are experienced in the industries and loan structures over which they have responsibility, and are independent of the officers who are responsible for generating new business.

There are two processes for approving credit risk exposures. The first involves standard approval structures (such as rapid decision scorecards) for use in retail, certain small business lending and most trading activities. The second approach involves individual approval of commercial exposures based, among other factors, on the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, the type of exposure, the transaction structure and the general economic outlook.

Wachovia’s Credit Risk Review is an independent unit that performs risk process reviews and evaluates a representative sample of individual credit extensions. Credit Risk Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting and servicing practices. This unit reports directly to the Risk Committee of Wachovia’s board of directors.

Retail Credit.    In retail lending, we manage credit risk primarily from a portfolio view. The risk management division, working with the line of business, determines the appropriate risk and return profile for each portfolio, using a variety of tools including quantitative models and scorecards tailored to meet our specific needs.

By incorporating these models and policies into computer programs or “decisioning engines”, much of the underwriting is automated. Once a line of credit or other retail loan is extended, it is included in the overall portfolio, which is continuously monitored for changes in delinquency trends and other asset quality indicators. Delinquency action on individual credits is taken monthly or as needed if collection efforts are required.

Commercial Credit.    All commercial loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation and the probable loss in the event of a default. Commercial credit extensions are also evaluated using a Risk Adjusted Return on Capital (“RAROC”) model that considers pricing, internal risk ratings, loan structure and tenor, among other variables. This produces a risk and return analysis, enabling the efficient use of economic capital attributable to credit risk. The same credit processes and checks and balances are used for unfunded commitments as for funded exposures.

Wachovia’s Credit Risk Committee approves policy guidelines that limit the maximum level of credit exposure to individual commercial borrowers or a related group of borrowers. These guidelines are based on the internal ratings associated with credit facilities extended to each borrower as well as on the economic capital associated with them. Concentration risk is also managed through geographic and industry diversification and loan quality factors. Wachovia’s Credit Risk Committee approves industry concentration and country exposure limits.

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

Commercial credit checks and balances, the independence of risk management functions and specialized processes are all designed to avoid credit problems where possible, and to recognize and address problems early when they do occur.

To the extent that we acquire loans or participation interests in loans from unaffiliated third parties in the future, we intend to follow substantially similar credit risk management strategies as Wachovia.

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey and North Carolina.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our income consists primarily of interest income on our loans. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our stockholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. We hold receive-fixed interest rate swaps that were contributed by the Bank to us in exchange for common stock and pay-fixed interest rate swaps which serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions.

At December 31, 2005, approximately 54% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2005, $8.9 billion, or 49% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2005, our liabilities were $493.4 million, or 3% of our assets, while stockholders’ equity was $17.8 billion, or 97% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2005, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of the $8.8 billion of fixed rates loans and loan participations approximated their carrying amounts at December 31, 2005. The fair value of the $7.4 billion of variable rate loans and loan participations was approximately $7.3 billion at December 31, 2005.

	December 31, 2005
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$1,462,925	300	—	—	—	1,463,225
Loans and loan participations
Fixed rate	6,701	153,187	701,777	565,289	7,422,895	8,849,849
Variable rate	1,190	1,018,733	1,273,739	888,972	4,210,640	7,393,274

Total rate-sensitive assets	$1,470,816	1,172,220	1,975,516	1,454,261	11,633,535	17,706,348

Total rate-sensitive liabilities	$392,800	—	—	—	—	392,800

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

In 2001, the Bank contributed receive-fixed interest rate swaps with a notional amount of $4.25 billion and a fair value of $673.0 million to us in exchange for common stock. The unaffiliated counterparty to the receive-fixed interest rate swaps provided cash collateral to us. We pay interest to the counterparty on the collateral at a short-term interest rate. Shortly after the contribution of the receive-fixed interest rate swaps, we entered into pay-fixed interest rate swaps with a notional amount of $4.25 billion that serve as an economic hedge of the contributed swaps. All interest rate swaps are transacted with the same unaffiliated third party.

At December 31, 2005, our position in interest rate swaps was an asset of $580.7 million and a liability of $187.5 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

	December 31, 2005
(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
INTEREST RATE SWAP ASSETS
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	6.10%	—	—	7.45	—	7.41
Weighted average pay rate (a)	4.03%	—	—	4.50	—	4.48
INTEREST RATE SWAP LIABILITIES
Notional amount	$150,000	—	—	4,100,000	—	4,250,000
Weighted average receive rate (a)	4.03%	—	—	4.50	—	4.48
Weighted average pay rate (a)	4.84%	—	—	5.72	—	5.69

(a)	All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2005.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2005, our receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 4.48%. Our pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.24 years, weighted average receive rate of 4.48% and weighted average pay rate of 5.69% at December 31, 2005. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2005.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $12.9 million or $26.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $12.3 million or $24.1 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

Operational risk is managed through a Wachovia enterprise-wide framework for organizational structure, processes and technologies. This framework has been developed and implemented by an independent operational risk team that reports to the risk management group. This team is composed of a corporate operational risk group as well as operational risk leaders aligned with our business units and support functions. In addition to our governance process, Wachovia devotes significant emphasis and resources to continuous refinement of processes and tools that aid us in proactive identification and management of material operational risks, including a rigorous self-assessment process. Additionally, Wachovia focuses on training, education and development of a risk management culture that reinforces the message that all employees are responsible for the management of operational risk. Wachovia believes proactive management of operational risk is a competitive advantage due to lower earnings volatility, greater customer satisfaction and enhanced reputation.

One component of operational risk is compliance risk. This risk is managed by Wachovia’s compliance group, which works within the business lines but reports centrally to the risk management group under the leadership of Wachovia’s chief compliance officer. This structure allows compliance risk management to consult with the business unit as policies and procedures are developed and enables close monitoring of daily activities. As part of Wachovia’s compliance program, Wachovia devotes significant resources to combat money laundering and terrorist financing, and to safeguard our customers’ data.

Managing merger risk and change in general is another key component of operational risk. Wachovia uses a well-documented, disciplined process to manage the inherent risk of change (for example, merger integrations, outsourcing and new product developments) and to assess organizational readiness. The organizational readiness assessment process provides readiness and risk information related to staffing, training, customer communication, compliance, vendors, corporate real estate, technology infrastructure, application systems, operational support and reconcilement. Wachovia pays close attention to the overall organizational capacity and interdependencies, and to our ability to execute.

Wachovia also focuses on managing other key operational risks such as business continuity, reliance on vendors, and privacy and information security. These risks are not unique to our institution and inherent in the financial services industry. Wachovia links business performance measurements to operational risk through risk profiles, quality of the internal controls and capital allocation.

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

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. During 2005, we made various draws under our line of credit with the Bank that totaled a maximum of $700.0 million at any point in time and all amounts were paid back to the Bank in full in 2005.

At December 31, 2005, our liabilities principally consist of cash collateral held on the interest rate swaps. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Financial Disclosure

As a subsidiary of Wachovia, we are a part of Wachovia’s internal control procedures that include internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. The following is a discussion of Wachovia’s process of maintaining and evaluating internal controls over financial reporting. Wachovia’s general process of maintaining and evaluating internal controls over financial reporting also includes maintaining and evaluating internal controls over the financial reporting of Wachovia Funding. Wachovia is subject to the internal control reporting and attestation requirements of the Federal Deposit Insurance Corporation Improvement Act, and therefore, it is very familiar with the process of maintaining and evaluating its internal controls over financial reporting. Wachovia’s management, including certain of its executive officers who are also executive officers of Wachovia Funding (see “Item I. Business—Employees “), are also focused on “disclosure controls and procedures,” which as defined by the SEC, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including Wachovia’s chief executive officer and chief financial officer, who are also the chief executive officer and chief financial officer of Wachovia Funding, respectively, as appropriate, to allow timely decisions regarding required disclosure. Additionally, as a part of maintaining and evaluating our internal controls over financial reporting, Wachovia Funding has a stand-alone disclosure committee, which is described in more detail following the discussion below of Wachovia’s disclosure committee.

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, risk, legal, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s disclosure committee and Wachovia’s internal auditors, and Wachovia’s external auditors, who are also our external auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information are also reviewed with the Audit Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis. In addition, representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or adoption of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis. As required by applicable regulatory requirements, Wachovia’s chief executive officer and the chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures and internal controls over financial reporting. With the assistance of its disclosure committee, Wachovia will continue to assess and monitor the disclosure controls and procedures of Wachovia and Wachovia Funding and will make refinements as necessary.

Wachovia Funding’s disclosure committee, which includes senior representatives from Wachovia’s treasury, legal and accounting departments, assists senior management in the oversight of the accuracy and timeliness of our disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia Funding’s disclosure process, accounting representatives from Wachovia’s finance division prepare and review quarterly and annual financial reports, which are reviewed by our senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team and other appropriate personnel involved in the disclosure process, including Wachovia Funding’s disclosure committee, Wachovia’s internal auditors, and Wachovia Funding’s external auditors, who are also Wachovia’s external auditors, and counsel, as appropriate.

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

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps for which we pay a fee to the Bank as discussed in “Results of Operations”.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2005, we have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

On June 30, 2005, we received a contribution of assets, comprised of home equity loans, having a carrying amount of approximately $6.0 billion from Wachovia Preferred Holding, our parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. We did not pay Wachovia Preferred Holding for these contributed assets and they were recorded as an increase to loans and to paid-in capital.

In 2005, we paid the Bank $4.2 billion in cash for residential loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $940.0 million under our existing line of credit with the Bank and incurred $4.2 million in interest expense to the Bank in 2005. The interest accrued under this line of credit at a rate equal to the federal funds rate.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2005	2004	2003
RATIOS
Return on average assets	4.64%	3.02	2.78
Return on average stockholders’ equity	4.86	3.16	2.95
Average stockholders’ equity to average assets	95.52	95.38	94.25
Dividend payout ratio	90.18%	96.76	114.34

Table 2 LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS
	Years Ended December 31,
(In thousands)	2005	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$99,932	104,201	104,737
Provision for credit losses	1,426	(1,290)	14,038
Allowance relating to loans sold	(1,526)	(543)	(1,389)
Allowance related to loans contributed by the Bank	2,057	—	—
Net charge-offs	(5,774)	(2,436)	(13,185)

Balance, end of year	$96,115	99,932	104,201

LOAN LOSSES
Commercial and commercial real estate loans	$1,976	437	6,852
Residential mortgages	56	308	50
Home equity	4,614	4,496	7,292

Total loan losses	6,646	5,241	14,194

LOAN RECOVERIES
Commercial and commercial real estate loans	454	2,242	705
Home equity	418	563	304

Total loan recoveries	872	2,805	1,009

Net charge-offs	$5,774	2,436	13,185

Total net charge-offs as % of average loans, net	0.04%	0.02	0.12

Accruing loans past due 90 days	$7,954	4,749	21,563

Table 3 RESERVE FOR UNFUNDED LENDING COMMITMENTS
	Years Ended December 31,
(In thousands)	2005	2004	2003
Balance, beginning of year	$728	2,828	1,588
Provision for credit losses	(215)	(2,100)	1,240

Balance, end of year	$513	728	2,828

Table 4    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2005		2004		2003		2002		2001
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial loans	$55,785	31%	$83,621	61%	$56,901	79%	$69,322	90%	$21,539	91%
Residential mortgages	6,112	9	4,162	19	6,835	17	395	1	87	2
Home equity loans	34,218	60	12,149	20	1,637	4	1,969	9	2,068	7
Unallocated	—	—	—	—	38,828	—	33,051	—	12,352	—

Total	$96,115	100%	$99,932	100%	$104,201	100%	$104,737	100%	$36,046	100%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2005, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Item 9B.	Other Information

The 2006 Annual Meeting of Shareholders, originally scheduled for November 7, 2006, has been moved to May 16, 2006. Shareholder proposals intended to be included in our proxy statement and voted on at the 2006 Annual Meeting of Shareholders must be received at 301 South College Street, 30th Floor, Charlotte, North Carolina 28288-0630, Attention: Corporate Secretary, a reasonable time before we print and mail our proxy materials, which shall be on or about April 14, 2006.

Pursuant to Wachovia Funding’s bylaws, in order for any business not included in the proxy statement for the 2006 Annual Meeting of Shareholders to be brought before the meeting by a shareholder entitled to vote at the meeting, the shareholder must give written notice of that business to Wachovia Funding’s Secretary no later than ten days after the date that this Form 10-K was filed. The notice must contain the information required by our bylaws. A proxy may confer discretionary authority to vote on any matter at a meeting if we do not receive notice of the matter within the time-frames described above. A copy of our bylaws is available upon request to: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288. The Chairman of the meeting may exclude matters that are not properly presented in accordance with these requirements.

PART III

Information to be reported under this Part III of Form 10-K is incorporated by reference to our definitive proxy statement to be filed no later than April 30, 2006, in accordance with General Instruction 6(3) to Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2005, are included in this report at the pages indicated.

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

December 31, 2005, 2004 and 2003

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Charlotte, North Carolina

March 22, 2006

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In thousands, except share data)	2005	2004
ASSETS
Cash and cash equivalents	$1,484,535	970,667
Loans, net of unearned income	16,196,661	10,909,529
Allowance for loan losses	(96,115)	(99,932)

Loans, net	16,100,546	10,809,597

Interest rate swaps	393,211	459,838
Accounts receivable—affiliates, net	224,247	39,869
Other assets	86,480	36,666

Total assets	$18,289,019	12,316,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	392,800	458,265
Deferred income tax liabilities	80,858	78,051
Other liabilities	19,711	18,705

Total liabilities	493,369	555,021

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2005 and 2004	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2005 and 2004	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2005 and 2004	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2005 and 2004	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2005 and 2004	1,000	1,000
Paid-in capital	17,467,786	11,504,575
Retained earnings	326,121	255,298

Total stockholders’ equity	17,795,650	11,761,616

Total liabilities and stockholders’ equity	$18,289,019	12,316,637

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data and average shares)	2005	2004	2003
INTEREST INCOME	$806,005	407,511	388,069
INTEREST EXPENSE	18,464	6,858	6,460

Net interest income	787,541	400,653	381,609
Provision for credit losses	1,211	(3,390)	15,278

Net interest income after provision for credit losses	786,330	404,043	366,331

OTHER INCOME
Gain on interest rate swaps	6,718	13,781	14,271
Other income	241	133	17

Total other income	6,959	13,914	14,288

NONINTEREST EXPENSE
Loan servicing costs	30,288	4,666	6,096
Management fees	34,716	33,835	19,074
Other expense	2,637	1,381	1,676

Total noninterest expense	67,641	39,882	26,846

Income before income taxes	725,648	378,075	353,773
Income taxes	4,126	5,656	5,296

Net income	721,522	372,419	348,477
Dividends on preferred stock	281,699	185,357	171,937

Net income available to common stockholders	$439,823	187,062	176,540

PER COMMON SHARE DATA
Basic earnings	$4.40	1.87	1.77
Diluted earnings	$4.40	1.87	1.77
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2002	$743	1,000	11,504,462	293,196	11,799,401
Net income	—	—	—	348,477	348,477
Adjustment to minority interest	—	—	113	—	113
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.76 per share	—	—	—	(30,375)	(30,375)
Series C preferred securities at $20.58 per share	—	—	—	(87,109)	(87,109)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $2.27 per share	—	—	—	(226,500)	(226,500)

Balance, December 31, 2003	743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	372,419	372,419
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.82 per share	—	—	—	(32,939)	(32,939)
Series C preferred securities at $23.14 per share	—	—	—	(97,965)	(97,965)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $1.75 per share	—	—	—	(175,000)	(175,000)

Balance, December 31, 2004	743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	721,522	721,522
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.28 per share	—	—	—	(51,347)	(51,347)
Series C preferred securities at $41.55 per share	—	—	—	(175,899)	(175,899)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $3.69 per share	—	—	—	(369,000)	(369,000)

Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$721,522	372,419	348,477
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	1,211	(3,390)	15,278
Deferred income tax expense (benefits)	2,807	5,677	5,440
Gain on interest rate swaps	(6,718)	(13,781)	(14,271)
Accounts receivable/payable—affiliates, net	2,391	(30,904)	87,730
Other assets and other liabilities, net	(28,637)	(3,864)	(1,770)

Net cash provided by operating activities	692,576	326,157	440,884

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	464,111	66,938	15,447
Interest rate swaps	73,345	72,949	72,949

Net cash provided by investing activities	537,456	139,887	88,396

FINANCING ACTIVITIES
Decrease in cash realized from
Collateral held on interest rate swaps	(65,465)	(61,195)	(56,360)
Cash dividends paid	(650,699)	(360,357)	(398,437)

Net cash used by financing activities	(716,164)	(421,552)	(454,797)

Increase in cash and cash equivalents	513,868	44,492	74,483
Cash and cash equivalents, beginning of year	970,667	926,175	851,692

Cash and cash equivalents, end of year	$1,484,535	970,667	926,175

CASH PAID FOR
Interest	$18,464	6,858	6,460
NONCASH ITEMS
Contribution of loans, net	5,943,255	—	—
Loan (payments) purchases, net, settled through accounts receivable payable—affiliates, net	(186,769)	(158,168)	220,052
Contribution of other assets	19,956	—	—
Contribution of paid-in capital	(5,963,211)	—	—
Adjustment to minority interest	$—	—	113

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), a Delaware corporation, has operated as a real estate investment trust (“REIT”) since its formation in 1996. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by Wachovia. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 532.3 shares, 128 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

Wachovia Funding’s other subsidiary is Wachovia Preferred Realty, LLC (“WPR”), a Delaware limited liability company. Under the REIT Modernization Act, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. WPR holds interest-rate swaps and related cash collateral, including those described below. Wachovia Funding owns 98.20% of the outstanding member interests in WPR.

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

December 31, 2005, 2004 and 2003

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

When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then applied to interest income, to the extent any interest has been foregone.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements. Wachovia Funding has developed policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect the assessment of credit risk considering all available information. Where appropriate, this assessment includes monitoring qualitative and quantitative trends including changes in the levels of past due, criticized and nonperforming loans. In developing this assessment, Wachovia Funding must rely on estimates and exercise judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or a decrease in the allowance for credit losses.

As a subsidiary of Wachovia, Wachovia Funding loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk which are used in developing an appropriate allowance for credit losses specific to Wachovia Funding’s portfolio.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

At December 31, 2005, receive-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.24 years, weighted average receive rate of 7.41% and weighted average pay rate of 4.48%. Pay-fixed interest rate swaps with a notional amount of $4.25 billion had a weighted average maturity of 6.24 years, weighted average receive rate of 4.48% and weighted average pay rate of 5.69% at December 31, 2005. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2005.

COLLATERAL

Amounts recorded as collateral held on interest rate swaps represent cash pledged to Wachovia Funding by an unaffiliated counterparty to the interest rate swaps. Interest is paid at a market rate and is accounted for on an accrual basis.

INCOME TAXES

Wachovia Funding and WREIC are taxed as REITs under sections 856-860 of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2005, Wachovia Funding and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2005, 2004 and 2003, respectively, and they have not been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of income tax liability (benefit) to its subsidiaries.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

For the year ended December 31, 2005, Wachovia Funding expects to be taxed as a REIT, and Wachovia Funding intends to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent those provisions are met, with the exception of the income of the taxable REIT subsidiary, (WPR), Wachovia Funding will not be subject to federal income tax on net income. Wachovia Funding currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. Wachovia Funding continues to monitor each of these complex tests.

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

WPR has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR files as part of a unitary state income tax return along with other subsidiaries of Wachovia.

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

NEW ACCOUNTING PRONOUNCEMENT

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

in part to credit quality. The scope of SOP 03-3 includes loans where there is evidence of deterioration in credit quality since origination, and includes loans acquired individually, in pools or as part of a business combination. Under this SOP, the difference between expected cash flows and the purchase price is accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. The SOP was effective for loans acquired beginning in 2005, and the adoption of this SOP did not have a material impact on our consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in 2004 and 2003 were reclassified to conform with the presentation in 2005. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

NOTE 2:    LOANS

On June 30, 2005, Wachovia Funding received a contribution of assets, consisting of home equity loans, having a carrying amount of approximately $6.0 billion from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. Wachovia Funding did not pay Wachovia Preferred Holding for these contributed assets and they are recorded as an increase to loans and to paid-in-capital.

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey and North Carolina. These markets include approximately 52% and 54% of Wachovia Funding’s total loan balance at December 31, 2005 and 2004, respectively.

(In thousands)	2005	2004
COMMERCIAL
Commercial and commercial real estate	$4,959,026	6,691,852
CONSUMER
Residential mortgages	1,470,385	2,100,163
Home equity loans	9,813,712	2,124,104

Total loans	16,243,123	10,916,119
Unearned income	46,462	6,590

Total loans, net of unearned income	$16,196,661	10,909,529

At December 31, 2005 and 2004, nonaccrual loans amounted to $20.4 million and $20.2 million, respectively. In 2005, 2004 and 2003, $4.6 million, $2.2 million and $3.6 million, respectively, in gross interest income would have been recorded if all nonaccrual and restructured loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2005, 2004 and 2003 amounted to $3.6 million, $1.4 million and $2.8 million, respectively. Wachovia Funding defines impaired loans as nonaccrual loans and individually reviews any impaired loans with a minimum total exposure of $10.0 million. At December 31, 2005 and 2004, Wachovia Funding did not have any impaired loans over $10.0 million.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 3:	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses for each of the years in the three-year period ended December 31, 2005, is presented below.

(In thousands)	2005	2004	2003
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$99,932	104,201	104,737
Provision for credit losses	1,426	(1,290)	14,038
Allowance related to loans sold	(1,526)	(543)	(1,389)
Allowance related to loans contributed from the Bank	2,057	—	—

Total	101,889	102,368	117,386

Loan losses	(6,646)	(5,241)	(14,194)
Loan recoveries	872	2,805	1,009

Loan losses, net	(5,774)	(2,436)	(13,185)

Balance, end of year	$96,115	99,932	104,201

The reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2005, is presented below.

	Years Ended December 31,
(In thousands)	2005	2004	2003
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of year	$728	2,828	1,588
Provision for credit losses	(215)	(2,100)	1,240

Balance, end of year	$513	728	2,828

NOTE 4:    STOCKHOLDERS’ EQUITY

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

December 31, 2005, 2004 and 2003

A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the unlikely event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are convertible into certain preferred stock of Wachovia.

NOTE 5:    INCOME TAXES

The provision for income taxes for each of the years in the three-year period ended December 31, 2005, is presented below.

(In thousands)	2005	2004	2003
CURRENT INCOME TAX EXPENSE (BENEFIT)
Federal	$1,280	(128)	—
State	39	107	(63)

Total current income tax expense (benefit)	1,319	(21)	(63)

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	3,675	5,704	5,221
State	(868)	(27)	138

Total deferred income taxes	2,807	5,677	5,359

Total income taxes	$4,126	5,656	5,296

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2005, is presented below.

	2005		2004		2003
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income before income taxes	$725,648		$378,075		$353,773

Tax at federal income tax rate	$253,977	35.0%	$132,326	35.0%	$123,821	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(249,312)	(34.4)	(126,722)	(33.5)	(118,525)	(33.5)
State income taxes, net	(539)	—	52	—	49	—
Other	—	—		—	(49)	—

Total	$4,126	0.6%	$5,656	1.5%	$5,296	1.5%

In 2005, 2004 and 2003, income before income taxes of $725.6 million, $378.1 million and $353.8 million, respectively, includes $712.3 million, $362.1 million and $338.6 million, respectively, of REIT income not subject to taxation. The remaining income before income taxes of $13.3 million, $16.0 million and $15.2 million in 2005, 2004 and 2003, respectively, is income before income taxes of WPR.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities for each of the years in the three-year period ended December 31, 2005, are presented below.

(In thousands)	2005	2004	2003
DEFERRED INCOME TAX ASSETS
Net operating loss carryforwards	$—	12,568	20,141

Total deferred income tax assets	—	12,568	20,141

DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	80,858	90,619	92,515

Total deferred income tax liabilities	80,858	90,619	92,515

Net deferred income tax liabilities	$(80,858)	(78,051)	(72,374)

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

At December 31, 2005, WPR had no federal net operating loss carryforwards.

The Internal Revenue Service (the “IRS”) began examining Wachovia’s federal income tax returns for the years 2000 through 2003 in 2005. As of December 31, 2005, the IRS has not proposed any material adjustments related to this examination in regard to Wachovia Funding.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 6:    TRANSACTIONS WITH AFFILIATED PARTIES

Wachovia Funding, as a subsidiary, is subject to certain income and expense allocations from affiliated parties for various services received. In addition, Wachovia Funding enters into transactions with affiliated parties in the normal course of business. The principal items related to transactions with affiliated parties included in the accompanying consolidated balance sheets and consolidated statements of income are described below. Due to the nature of common ownership of Wachovia Funding and the affiliated parties by Wachovia, the following transactions could differ from those conducted with unaffiliated parties.

Included in loan servicing costs are fees paid to affiliates of $30.3 million in 2005, $4.6 million in 2004 and $6.1 million in 2003. Wachovia Funding is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in qualifying assets are assessed a monthly management fee; if an affiliate does not meet this criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $34.7 million in 2005, $33.8 million in 2004 and $19.1 million in 2003. Wachovia Funding did not meet the monthly criteria for being assessed a management fee in the first two months of 2003.

At December 31, 2005 and 2004, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.5 billion and $883.0 million, respectively, and the related interest receivable was $330,000 and $52,000, respectively. Interest income earned on eurodollar deposit investments included in interest income was $33.4 million in 2005, $14.5 million in 2004 and $10.5 million in 2003.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2005 and 2004, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11,000 in 2005, 2004 and 2003, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $223,000 in 2005, $258,000 in 2004 and $291,000 in 2003. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $392.8 million, $458.3 million and $519.5 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2005, 2004 and 2003, respectively. Amounts received under this agreement were $21.7 million in 2005, $9.4 million in 2004 and $7.6 million in 2003, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2005, 2004 and 2003.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate. At December 31, 2005, Wachovia Funding had no amounts outstanding under this facility.

NOTE 7:    COMMITMENTS, GUARANTEES AND OTHER MATTERS

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

The estimated fair value of commitments to extend credit at December 31, 2005, was $1.4 million. The contract or notional amount of commitments to extend credit at December 31, 2005, was $709.2 million. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

indemnification clauses in 2005, 2004 or 2003. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2005, related to these indemnifications.

Wachovia Funding and its subsidiaries are not the subject of any litigation. Neither Wachovia Funding and its subsidiaries nor the Bank are currently involved in nor, to Wachovia Funding’s knowledge, currently threatened with any material litigation with respect to the assets included in Wachovia Funding’s portfolio, other than routine litigation arising in the ordinary course of business.

NOTE 8:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2005 and 2004, is presented below.

	2005		2004
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,484,535	1,484,535	970,667	970,667
Loans, net of unearned income and allowance for loan losses	16,100,546	16,046,469	10,809,597	10,844,552
Interest rate swaps	393,211	393,211	459,838	459,838
Accounts receivable—affiliates, net	224,247	224,247	39,869	39,869
Other financial assets	$81,446	81,446	33,601	33,601

FINANCIAL LIABILITIES
Collateral held on interest rate swaps	392,800	392,800	458,265	458,265
Other financial liabilities	$18,179	18,179	17,827	17,827

The fair values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. The fair values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 3.00% to 18.02% (with the overall weighted average discount rate equal to 6.70% at December 31, 2005), and 3.09% to 21.98% (with the overall weighted average discount rate equal to 5.68% at December 31, 2004). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 5.89% to 6.65% and 4.31% to 5.39%, at December 31, 2005 and 2004, respectively.

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

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

G. KENNEDY THOMPSON* G. Kennedy Thompson	President, Chief Executive Officer and Director

THOMAS J. WURTZ* Thomas J. Wurtz	Senior Executive Vice President and Chief Financial Officer

DAVID M. JULIAN* David M. Julian	Executive Vice President and Corporate Controller (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

JOEL J. GRIFFIN* Joel J. Griffin	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ ROSS E. JEFFRIES, JR. Ross E. Jeffries, Jr.

Date: March 30, 2006

EXHIBIT INDEX

Exhibit No.		Description	Location

(3	)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(b)	Form of Certificates of Designations for Series A, B, C and D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(a)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(b)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(c)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(d)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)		List of Subsidiaries.	Filed herewith.

(24)		Power of Attorney.	Filed herewith.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99	)(a)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.	Filed herewith.