Form 10-Q
period 2006-03-15
WACHOVIA PREFERRED FUNDING CORP
filed 2006-05-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒

Indicated by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

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

As of April 30, 2006, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2006 and December 31, 2005

(In thousands, except share data)	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$1,528,420	1,484,535
Loans, net of unearned income	16,550,686	16,196,661
Allowance for loan losses	(95,158)	(96,115)

Loans, net	16,455,528	16,100,546

Interest rate swaps	392,006	393,211
Accounts receivable—affiliates, net	264,536	224,247
Other assets	87,586	86,480

Total assets	$18,728,076	18,289,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	435,000	—
Collateral held on interest rate swaps	390,840	392,800
Deferred income tax liabilities	75,454	80,858
Other liabilities	26,064	19,711

Total liabilities	927,358	493,369

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2006 and 2005	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2006 and 2005	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2006 and 2005	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2006 and 2005	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2006 and 2005	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	331,189	326,121

Total stockholders’ equity	17,800,718	17,795,650

Total liabilities and stockholders’ equity	$18,728,076	18,289,019

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2006 and 2005

(In thousands, except per share data and average shares)	2006	2005
INTEREST INCOME	$273,546	133,944
INTEREST EXPENSE	6,409	3,539

Net interest income	267,137	130,405
Provision for credit losses	523	(881)

Net interest income after provision for credit losses	266,614	131,286

OTHER INCOME (EXPENSE)
Loss on interest rate swaps	(253)	(4,222)
Other income	45	95

Total other income (expense)	(208)	(4,127)

NONINTEREST EXPENSE
Loan servicing costs	12,242	2,538
Management fees	8,231	6,055
Other	378	353

Total noninterest expense	20,851	8,946

Income before income tax expense (benefit)	245,555	118,213
Income tax expense (benefit)	967	(1,106)

Net income	244,588	119,319
Dividends on preferred stock	86,520	60,661

Net income available to common stockholders	$158,068	58,658

PER COMMON SHARE DATA
Basic earnings	$1.58	0.59
Diluted earnings	$1.58	0.59
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2006 and 2005

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	119,319	119,319
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,593)	(13,593)
Series B preferred securities at $0.27 per share	—	—	—	(10,975)	(10,975)
Series C preferred securities at $8.53 per share	—	—	—	(36,093)	(36,093)
Common stock at $0.63 per share	—	—	—	(63,000)	(63,000)

Balance, March 31, 2005	$743	1,000	11,504,575	250,956	11,757,274

Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	244,588	244,588
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.40 per share	—	—	—	(15,916)	(15,916)
Series C preferred securities at $13.47 per share	—	—	—	(57,010)	(57,010)
Common stock at $1.53 per share	—	—	—	(153,000)	(153,000)

Balance, March 31, 2006	$743	1,000	17,467,786	331,189	17,800,718

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2006 and 2005

(In thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$244,588	119,319
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	523	(881)
Deferred income tax benefits	(5,404)	(964)
Loss on interest rate swaps	253	4,222
Accounts receivable/payable—affiliates, net	1,341	2,016
Other assets and other liabilities, net	5,338	(8,463)

Net cash provided by operating activities	246,639	115,249

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(397,226)	(267,332)
Interest rate swaps	952	952

Net cash used by investing activities	(396,274)	(266,380)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	435,000	250,000
Collateral held on interest rate swaps	(1,960)	(5,968)
Cash dividends paid	(239,520)	(123,661)

Net cash provided by financing activities	193,520	120,371

Increase (decrease) in cash and cash equivalents	43,885	(30,760)
Cash and cash equivalents, beginning of year	1,484,535	970,667

Cash and cash equivalents, end of period	$1,528,420	939,907

NONCASH ITEM
Loan payments, net, settled through accounts receivable/payable—affiliates, net	$(41,630)	(9,773)

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006 and December 31, 2005

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2005 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2005, including the related notes to consolidated financial statements.

Certain amounts in 2005 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2005 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2006, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Please refer to our 2005 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2006 and March 31, 2005.

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

2006 to 2005 Three Month Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs for the three months ended March 31, 2006 when compared with the three months ended March 31, 2005. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net Income Available to Common Stockholders.    We earned net income available to common stockholders of $158.1 million and $58.7 million in the first quarter of 2006 and 2005, respectively. This increase was driven by higher net interest income. Income taxes were an expense of $1.0 million in the first quarter of 2006 compared with a benefit of $1.1 million in the first quarter of 2005.

Interest Income.    Interest income of $273.5 million in the first quarter of 2006 doubled from $133.9 million in the first quarter of 2005. This was driven by a $123.7 million increase in home equity loans interest income to $162.8 million in the first quarter of 2006 which primarily reflects the impact of the $6.0 billion contribution, as well as the reinvestment of pay-downs. Additionally, interest income increased $3.9 million on commercial loans in the same period despite lower average balances reflecting the increasing interest rate environment. Average home equity loans increased $7.4 billion to $10.0 billion in the first quarter of 2006 compared with the first quarter of 2005 while average commercial loans decreased $1.6 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $652.5 million to $1.4 billion in the first quarter of 2006 compared with the same period one year ago. We currently anticipate we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight eurodollar deposit investments increased $12.7 million to $18.8 million in the first quarter of 2006 compared with the first quarter of 2005 due to higher cash balances and the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2006 and 2005, are presented below.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$4,808,243	73,678	6.21%	$6,426,841	69,747	4.40%
Home equity loans	9,962,242	162,783	6.63	2,564,922	39,092	6.18
Residential mortgages	1,384,096	18,264	5.27	2,036,548	18,991	3.72
Interest-bearing deposits in banks and other earning assets	1,698,949	18,821	4.49	994,500	6,114	2.49

Total interest-earning assets	$17,853,530	273,546	6.21%	$12,022,811	133,944	4.51%

Interest Expense.    Interest expense increased to $6.4 million in the first quarter of 2006 compared with $3.5 million in the first quarter of 2005. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred in relation to our purchases of loans. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first quarter of 2006 compared with the same period one year ago.

Provision for Credit Losses.    The provision for credit losses was an expense of $523,000 in the first quarter of 2006 compared with a benefit of $881,000 in the first quarter of 2005. The benefit in the first quarter of 2005 reflected improved credit quality of the commercial loan portfolio along with the changing risk profile of the overall portfolio. The portfolio’s lower risk profile reflects the continued decrease in commercial loans due to pay-downs, resulting in a larger proportion of our loan portfolio being comprised of lower risk home equity loans.

Loss on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The loss on interest rate swaps was $253,000 and $4.2 million in the first quarter of 2006 and 2005, respectively. The losses in both time periods reflect the impact of an increasing rate environment.

Loan Servicing Costs.    Loan servicing cost increased $9.7 million to $12.2 million in the first quarter of 2006 which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $8.2 million in the first quarter of 2006 compared with $6.1 million in the first quarter of 2005. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first quarter of 2006 and 2005, these costs were not significant.

Income Tax Expense (Benefit).    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was an expense of $1.0 million in the first quarter of 2006 compared with a benefit of $1.1 million in the first quarter of 2005. WPR holds our interest rate swaps investments as well as certain cash investments. Both the first quarter of 2006 and 2005 included losses on interest rate swaps as noted above. However, interest income on cash invested in overnight eurodollar deposit investments more than offset the loss on interest rate swaps in the first quarter of 2006.

Balance Sheet Analysis

March 31, 2006 to December 31, 2005

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. At March 31, 2006 and December 31, 2005, total assets were $18.7 billion and $18.3 billion, respectively. Net loans were 88% and 89% of total assets at March 31, 2006 and at December 31, 2005, respectively.

Loans.    Net loans increased $354.0 million to $16.6 billion at March 31, 2006, compared with December 31, 2005, primarily reflecting a $1.5 billion reinvestment in home equity loans partially offset by a 6% decrease in commercial loans, which continue to pay-down. At March 31, 2006 and December 31, 2005, home equity loans comprised 64% and 61% of loans, respectively, and commercial loans comprised 28% and 31%, respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $1.0 million from December 31, 2005, to $95.2 million at March 31, 2006. The allowance to loans ratio decreased to 0.57% at March 31, 2006 compared with 0.59% at December 31, 2005.

The reserve for unfunded lending commitments, which is included in other liabilities, was $422,000 at March 31, 2006, compared with $513,000 at December 31, 2005. The decline related to declining outstanding commitments in our commercial loan portfolio.

See Table 2 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $392.0 million at March 31, 2006, from $393.2 million at December 31, 2005, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net, was $264.5 million at March 31, 2006, compared with $224.2 million at December 31, 2005, as a result of intercompany cash transactions related to net loan pay-downs, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $390.8 million at March 31, 2006, from $392.8 million at December 31, 2005, reflecting the decline in the fair value of the interest rate swaps.

Line of Credit with Affiliate.    Line of credit with affiliate was $435.0 million at March 31, 2006, and zero at December 31, 2005, which reflects a borrowing on our existing line of credit with the Bank in March 2006. We borrowed under this existing line of credit in conjunction with the purchase of $1.5 billion of home equity loans from the Bank.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2005 Annual Report on Form 10-K describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2006 and December 31, 2005, unfunded commitments to extend credit were $666.8 million and $709.2 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. At March 31, 2006, $435.0 million was outstanding under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2005 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 41% of variable rate loans at March 31, 2006. In a declining interest rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At March 31, 2006, approximately 59% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2006, $8.4 billion, or 45% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2006, our liabilities were $927.4 million, or 5% of our assets, while stockholders’ equity was $17.8 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $9.8 billion of fixed rate loans and loan participations was approximately $9.6 billion and the fair value of $6.8 billion of variable rate loans and loan participations was approximately $6.7 billion at March 31, 2006.

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of income. In the first quarter of 2006, interest rate swaps with a notional amount of $150.0 million matured.

At March 31, 2006, our position in interest rate swaps was an asset of $534.3 million and a liability of $142.3 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	7.45	—	7.45
Weighted average pay rate (a)	—%	—	—	4.92	—	4.92
Interest Rate Swap Liabilities
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	4.92	—	4.92
Weighted average pay rate (a)	—%	—	—	5.72	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2006.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2006, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 6.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 4.92%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 6.22 years, weighted average receive rate of 4.92% and weighted average pay rate of 5.72% at March 31, 2006. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2006.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $11.9 million or $24.3 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $11.3 million or $22.1 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2006 and 2005 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

On June 30, 2005, we received a contribution of assets, comprised of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion from Wachovia Preferred Holding, our parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. We did not pay Wachovia Preferred Holding for these contributed assets and they were recorded as an increase to loans and to paid-in capital.

In March 2006, we paid the Bank $1.5 billion in cash for home equity loans, which reflected a fair value purchase price. In conjunction with this purchase, we borrowed $535.0 million under our existing line of credit with the Bank and incurred $2.0 million in interest expense owed to the Bank in the first quarter of 2006. In the first quarter of 2006, we repaid $100.0 million of our existing line of credit with the Bank. Interest accrues under this line of credit at a rate equal to the federal funds rate.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2006	2005
Ratios
Return on average assets	5.35%	3.88
Return on average stockholders’ equity	5.55	4.10
Average stockholders’ equity to average assets	96.40	94.67
Dividend payout ratio	97.93%	103.64

Table 2    LOANS

(In thousands)	March 31, 2006	December 31, 2005
COMMERCIAL
Commercial and commercial real estate	$4,668,741	4,959,026

CONSUMER
Residential mortgages	1,382,153	1,470,385
Home equity loans	10,542,184	9,813,712

Total loans	16,593,078	16,243,123
Unearned income	42,392	46,462

Total loans, net of unearned income	$16,550,686	16,196,661

Table 3 LOAN LOSSES AND RECOVERIES
	Three Months Ended March 31,
(In thousands)	2006	2005
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$96,115	99,932
Provision for credit losses	614	(773)
Net charge-offs	(1,571)	(1,154)

Balance, end of period	$95,158	98,005

as a % of loans, net	0.57%	0.88

as a % of nonaccrual loans	397%	499

LOAN LOSSES
Commercial and commercial real estate loans	$36	—
Residential mortgages	301	117
Home equity loans	1,398	1,190

Total loan losses	1,735	1,307

LOAN RECOVERIES
Commercial and commercial real estate loans	11	—
Residential mortgages	80	—
Home equity loans	73	153

Total loan recoveries	164	153

Net charge-offs	$1,571	1,154

Total net charge-offs as a % of average loans, net	0.01%	0.01

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2006	December 31, 2005
Commercial and commercial real estate loans	$7,393	5,376
Residential mortgages	2,927	214
Home equity loans	13,637	14,763

Total nonaccrual loans	$23,957	20,353

as a % of loans, net	0.14%	0.13

Accruing loans past due 90 days	$10,241	7,954

Table 5    RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Three Months Ended March 31,
(In thousands)	2006	2005
Balance, beginning of period	$513	728
Provision for credit losses	(91)	(108)

Balance, end of period	$422	620

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 1a.    Risk Factors.

Not applicable.

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

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2006, Wachovia Funding filed Current Report on Form 8-K dated January 31, 2006, reporting Item 1.02 and Item 5.02 regarding the announced termination of employment of Robert P. Kelly, Chief Financial Officer, and the appointment of Thomas J. Wurtz as Chief Financial Officer with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 11, 2006

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