Form 10-Q
period 2006-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2006-08-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

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

As of July 31, 2006, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2006 and December 31, 2005

(In thousands, except share data)	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$696,210	1,484,535
Loans, net of unearned income	17,526,414	16,196,661
Allowance for loan losses	(92,250)	(96,115)

Loans, net	17,434,164	16,100,546

Interest rate swaps	357,842	393,211
Accounts receivable—affiliates, net	270,185	224,247
Other assets	93,509	86,480

Total assets	$18,851,910	18,289,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	590,000	—
Collateral held on interest rate swaps	356,235	392,800
Deferred income tax liabilities	78,647	80,858
Other liabilities	9,267	19,711

Total liabilities	1,034,149	493,369

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2006 and 2005	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2006 and 2005	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2006 and 2005	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2006 and 2005	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2006 and 2005	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	348,232	326,121

Total stockholders’ equity	17,817,761	17,795,650

Total liabilities and stockholders’ equity	$18,851,910	18,289,019

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2006	2005	2006	2005
INTEREST INCOME	$293,788	152,722	567,334	286,666
INTEREST EXPENSE	12,031	6,566	18,440	10,105

Net interest income	281,757	146,156	548,894	276,561
Provision for credit losses	(2,474)	734	(1,951)	(147)

Net interest income after provision for credit losses	284,231	145,422	550,845	276,708

OTHER INCOME
Gain on interest rate swaps	1,359	11,772	1,106	7,550
Other income	32	78	77	173

Total other income	1,391	11,850	1,183	7,723

NONINTEREST EXPENSE
Loan servicing costs	13,513	4,255	25,755	6,793
Management fees	15,221	7,817	23,452	13,872
Other	946	822	1,324	1,175

Total noninterest expense	29,680	12,894	50,531	21,840

Income before income tax expense	255,942	144,378	501,497	262,591
Income tax expense	1,404	4,296	2,371	3,190

Net income	254,538	140,082	499,126	259,401
Dividends on preferred stock	92,495	67,767	179,015	128,428

Net income available to common stockholders	$162,043	72,315	320,111	130,973

PER COMMON SHARE DATA
Basic earnings	$1.62	0.72	3.20	1.31
Diluted earnings	$1.62	0.72	3.20	1.31
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2006 and 2005

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	259,401	259,401
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.58 per share	—	—	—	(23,300)	(23,300)
Series C preferred securities at $18.40 per share	—	—	—	(77,901)	(77,901)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $1.19 per share	—	—	—	(119,000)	(119,000)

Balance, June 30, 2005	$743	1,000	17,467,786	267,271	17,736,800

Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	499,126	499,126
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.82 per share	—	—	—	(32,966)	(32,966)
Series C preferred securities at $28.07 per share	—	—	—	(118,823)	(118,823)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $2.98 per share	—	—	—	(298,000)	(298,000)

Balance, June 30, 2006	$743	1,000	17,467,786	348,232	17,817,761

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2006 and 2005

(In thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$499,126	259,401
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(1,951)	(147)
Deferred income tax expense (benefits)	(2,211)	2,326
Gain on interest rate swaps	(1,106)	(7,550)
Accounts receivable/payable—affiliates, net	(32,435)	50,201
Other assets and other liabilities, net	(17,248)	(12,135)

Net cash provided by operating activities	444,175	292,096

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(1,345,396)	(670,383)
Interest rate swaps	36,476	36,476

Net cash used by investing activities	(1,308,920)	(633,907)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate, net	590,000	320,000
Collateral held on interest rate swaps	(36,565)	(28,815)
Cash dividends paid	(477,015)	(247,428)

Net cash provided by financing activities	76,420	43,757

Decrease in cash and cash equivalents	(788,325)	(298,054)
Cash and cash equivalents, beginning of year	1,484,535	970,667

Cash and cash equivalents, end of period	$696,210	672,613

CASH PAID FOR
Income taxes paid (received)	$15,033	(39)
NONCASH ITEMS
Loan payments, net, settled through accounts receivable/payable—affiliates, net	(13,503)	(15,738)
Contribution of loans, net	—	5,943,255
Contribution of other assets	—	19,956
Contribution of paid-in capital	$—	5,963,211

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006 and 2005, and December 31, 2005

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and six months ended June 30, 2006, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2005 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2005, including the related notes to consolidated financial statements.

Certain amounts in 2005 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At June 30, 2006, the outstanding balance of these loans purchased from the Bank amounted to $9.1 billion.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2006 and 2005.

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

2006 to 2005 Six Month Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs for the six months ended June 30, 2006 when compared with the six months ended June 30, 2005. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net income available to common stockholders.    We earned net income available to common stockholders of $320.1 million in the first six months of 2006 compared with $131.0 million in the first six months of 2005. This increase was driven by higher net interest income, partially offset by higher loan servicing costs and management fees.

Interest Income.    Interest income of $567.3 million in the first six months of 2006 nearly doubled from $286.7 million in the first six months of 2005. This was driven by a $248.5 million increase in home equity loans interest income to $345.3 million in the first six months of 2006 which primarily reflects the impact of the $6.0 billion contribution, as well as the reinvestment of pay-downs. Additionally, interest income increased $7.5 million on commercial loans in the same period despite lower average balances reflecting the increasing interest rate environment. Average home equity loans increased $7.2 billion to $10.4 billion in the first six months of 2006 compared with the first six months of 2005 while average commercial loans decreased $1.5 billion to $4.6 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $631.9 million to $1.3 billion in the first six months of 2006 compared with the same period one year ago. We currently anticipate that we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight eurodollar deposit investments increased $27.2 million to $38.7 million in the first six months of 2006 compared with the first six months of 2005 due to higher cash balances during the period and the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2006 and 2005, are presented below.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$4,635,449	147,431	6.41%	$6,167,858	139,893	4.57%
Home equity loans	10,426,596	345,293	6.68	3,203,687	96,839	6.10
Residential mortgages	1,334,582	35,925	5.38	1,966,445	38,448	3.91
Interest-bearing deposits in banks and other earning assets	1,652,336	38,685	4.72	861,997	11,486	2.69

Total interest-earning assets	$18,048,963	567,334	6.34%	$12,199,987	286,666	4.73%

Interest Expense.    Interest expense increased to $18.4 million in the first six months of 2006 from $10.1 million in the first six months of 2005. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred in relation to our purchases of loans. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first six months of 2006 compared with the same period one year ago.

Provision for Credit Losses.    The provision for credit losses was a benefit of $2.0 million in the first six months of 2006 compared with a benefit of $147,000 in the first six months of 2005. The benefit in the first six months of 2006 increased from the same period one year ago primarily reflecting the changing risk profile of the overall portfolio. The portfolio’s lower risk profile reflects the continued decrease in commercial loans due to pay-downs, resulting in a larger proportion of our loan portfolio being comprised of lower risk home equity loans.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $1.1 million in the first six months of 2006 compared with a gain of $7.6 million in the first six months of 2005. The lower gain in the first six months of 2006 compared with the same period one year ago reflects the impact of a rising rate environment in 2006.

Loan Servicing Costs.    Loan servicing costs increased $19.0 million to $25.8 million in the first six months of 2006 which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $23.5 million in the first six months of 2006 compared with $13.9 million in the first six months of 2005 due to higher qualifying asset balances which primarily reflects the impact of the $6.0 billion contribution. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first six months of 2006 and 2005, these costs were not significant.

Income Tax Expense.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $2.4 million in the first six months of 2006 compared with $3.2 million in the first six months of 2005. WPR holds our interest rate swaps as well as certain cash investments. Both the first six months of 2006 and 2005 included gains on interest rate swaps as noted above. The impact of lower interest rate swaps gains in the first six months of 2006 was partially offset by higher interest income on cash invested in overnight eurodollar deposit investments during the same time period.

Summary Results of Operations for the Three Months Ended June 30, 2006 and 2005

Net income available to common stockholders increased to $162.0 million in the second quarter of 2006 compared with $72.3 million in the second quarter of 2005. The majority of the income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $135.6 million to $281.8 million in the second quarter of 2006 compared with the second quarter of 2005 due to higher average loan balances, which includes the impact of the $6.0 billion of contributed home equity loans on June 30, 2005, and the impact of a higher yielding mix of loans. Average loans of $16.6 billion in the second quarter of 2006 increased $5.0 billion, or 43%, from the second quarter of 2005. This increase was driven by higher average home equity loans of $10.9 billion compared with $3.8 billion in the second quarter of 2005. Partially offsetting the increase was a $1.4 billion, or 24%, decrease in lower yielding commercial loans and a $611.5 million, or 32%, decrease in residential mortgage loans in the same period.

Provision for credit losses was a benefit of $2.5 million in the second quarter of 2006 compared with an expense of $734,000 in the second quarter of 2005. The benefit in 2006 primarily reflects the changing risk profile of the overall portfolio over the second quarter of 2005 as commercial loans continued to decrease due to pay-downs, resulting in a larger proportion of the loan portfolio being comprised of lower risk home equity loans.

Gains on interest rate swaps were $1.4 million in the second quarter of 2006 compared with $11.8 million in the second quarter of 2005. A rising long-term interest rate environment in the second quarter of 2006 resulted in lower gains than the second quarter of 2005 when long-term interest rates were decreasing.

Loan servicing costs increased $9.3 million to $13.5 million in the second quarter of 2006 compared with the second quarter of 2005 reflecting higher residential loans balances. Management fees of $15.2 million in the second quarter of 2006 increased $7.4 million over the second quarter of 2005 due to higher balances which primarily reflects the impact of the $6.0 billion contribution on June 30, 2005.

Income tax expense was $1.4 million in the second quarter of 2006 compared with $4.3 million in the second quarter of 2005. The higher expense in the second quarter of 2005 was driven by the higher gains on interest swaps in the second quarter of 2005 noted above.

Balance Sheet Analysis

June 30, 2006 to December 31, 2005

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. At June 30, 2006, and at December 31, 2005, total assets were $18.9 billion and $18.3 billion, respectively. Net loans were 93% and 89% of total assets at June 30, 2006, and at December 31, 2005, respectively.

Loans.    Net loans increased $1.3 billion to $17.5 billion at June 30, 2006, compared with December 31, 2005, primarily reflecting a increase in home equity loans resulting from $3.7 billion in reinvestments partially offset by pay-downs across the entire portfolio. At June 30, 2006, and at December 31, 2005, home equity loans comprised 68% and 61% of loans, respectively, and commercial loans comprised 25% and 31%, respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $3.9 million from December 31, 2005, to $92.3 million at June 30, 2006. The allowance to loans ratio decreased to 0.53% at June 30, 2006, compared with 0.59% at December 31, 2005, primarily reflecting a larger proportion of our loan portfolio being comprised of lower risk home equity loans.

The reserve for unfunded lending commitments, which is included in other liabilities, was $287,000 at June 30, 2006, compared with $513,000 at December 31, 2005. The decline related to declining outstanding commitments in our commercial loan portfolio.

See Table 2 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $357.8 million at June 30, 2006, from $393.2 million at December 31, 2005, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $270.2 million at June 30, 2006, compared with $224.2 million at December 31, 2005, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $356.2 million at June 30, 2006, from $392.8 million at December 31, 2005, reflecting a decline in the fair value of the interest rate swaps.

Line of credit with affiliate.    The line of credit with affiliate was $590.0 million at June 30, 2006, and zero at December 31, 2005, which reflects borrowings on our existing line of credit with the Bank. In the first six months of 2006, we borrowed $1.4 billion under this existing line of credit in conjunction with the purchases of $3.7 billion of residential loans from the Bank.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2006, and at December 31, 2005, unfunded commitments to extend credit were $669.2 million and $709.2 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At June 30, 2006, $590.0 million was outstanding under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2005 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 35% of variable rate loans at June 30, 2006. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At June 30, 2006, approximately 65% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2006, $6.2 billion, or 35% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2006, our liabilities were $1.0 billion, or 5%, of our assets, while stockholders’ equity was $17.8 billion, or 95%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $11.4 billion of fixed rate loans and loan participations was approximately $11.0 billion and the fair value of $6.2 billion of variable rate loans and loan participations was approximately $6.0 billion at June 30, 2006.

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

At June 30, 2006, our position in interest rate swaps was an asset of $369.4 million and a liability of $11.6 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	7.45	—	7.45
Weighted average pay rate (a)	—%	—	—	5.40	—	5.40
Interest Rate Swap Liabilities
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	5.40	—	5.40
Weighted average pay rate (a)	—%	—	—	5.72	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2006.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2006, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.40%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.97 years, weighted average receive rate of 5.40% and weighted average pay rate of 5.72% at June 30, 2006. Since the swaps have a weighted average maturity of 5.97 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2006.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $11.1 million or $22.8 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $10.7 million or $20.9 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2006 and in 2005 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposit investments with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

On June 30, 2006, we received a contribution of assets, comprised of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion from Wachovia Preferred Holding, our parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. We did not pay Wachovia Preferred Holding for these contributed assets and they are recorded as an increase to loans and to paid-in capital.

In the first six months of 2006, we paid the Bank $3.7 billion in cash for home equity loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $1.4 billion under our existing line of credit with the Bank and incurred $9.3 million in interest expense owed to the Bank in the first six months of 2006. The interest accrued under this line of credit at a rate equal to the federal funds rate. The Note to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

The Bank acts as our collateral custodian in connection with cash collateral pledged to us related to our interest rate swaps. For this service, we pay the Bank a fee based on the value of the collateral. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee based on the value of the collateral involved for this right. The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position, for which we pay a monthly fee based on the absolute value of the net notional amount of the interest rate swaps.

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

The following information addresses significant new developments in accounting standard-setting that may affect us.

Income Taxes.    The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) to clarify the criteria for recognition and measurement of income tax benefits in accordance with SFAS No. 109, Accounting for Income Taxes. Under FIN 48, evaluation of tax benefits is a two-step process.

First, tax benefits can be recognized in financial statements for a tax position only if it is considered “more likely than not,” as defined in SFAS No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. Second, if the recognition criteria is met, the amount of tax benefits to be recognized is measured based on the largest benefit that is more than 50 percent likely to be realized upon ultimate resolution of the tax position. FIN 48 has an effective date of January 1, 2007, and any amounts to be recorded upon implementation are recognized as a one-time adjustment to beginning retained earnings for the cumulative effect of a change in accounting principle. We do not expect the implementation of FIN 48 to have a material impact on our consolidated financial position.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2006	2005
Ratios
Return on average assets	5.36%	4.13
Return on average stockholders’ equity	5.63	4.42
Average stockholders’ equity to average assets	95.20	93.49
Dividend payout ratio	95.57%	95.38

Table 2 LOANS
(In thousands)	June 30, 2006	December 31, 2005
COMMERCIAL
Commercial and commercial real estate	$4,333,971	4,959,026

RESIDENTIAL LOANS
Residential mortgages	1,265,268	1,470,385
Home equity loans	11,965,871	9,813,712

Total loans	17,565,110	16,243,123
Unearned income	38,696	46,462

Total loans, net of unearned income	$17,526,414	16,196,661

Table 3 LOAN LOSSES AND RECOVERIES
	Six Months Ended June 30,
(In thousands)	2006	2005
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$96,115	99,932
Provision for credit losses	(1,725)	90
Allowance related to loans contributed	—	2,057
Net charge-offs	(2,140)	(2,267)

Balance, end of period	$92,250	$99,812

as a % of loans, net	0.53%	0.57

as a % of nonaccrual loans	374%	476

LOAN LOSSES
Commercial and commercial real estate loans	$36	176
Residential mortgages	199	135
Home equity loans	2,303	2,203

Total loan losses	2,538	2,514

	Six Months Ended June 30,
(In thousands)	2006	2005

LOAN RECOVERIES
Commercial and commercial real estate loans	31	8
Residential mortgages	80	—
Home equity loans	287	239

Total loan recoveries	398	247

Net charge-offs	$2,140	2,267

Total net charge-offs as a % of average loans, net	0.01%	0.02

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2006	December 31, 2005
Commercial and commercial real estate loans	$7,374	5,376
Residential mortgages	5,877	214
Home equity loans	11,394	14,763

Total nonaccrual loans	$24,645	20,353

as a % of loans, net	0.14%	0.13

Accruing loans past due 90 days	$6,204	7,954

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2006	2005
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$513	728
Provision for credit losses	(226)	(237)

Balance, end of period	$287	491

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 1a. Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Information required by this Item 2 pursuant to Item 703 of Regulation S-K regarding issuer repurchases of equity securities is not applicable since we do not have a program providing for the repurchase of our securities.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Wachovia Funding held its annual meeting of shareholders on May 16, 2006. At the annual meeting, the only item voted upon by Wachovia Funding shareholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

Name	For	Withheld
James E. Alward	106,848,181	9,734
Joel J. Griffin	106,838,757	9,424
Charles F. Jones	106,838,577	9,604
G. Kennedy Thompson	105,987,416	860,765

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

(b)    Reports on Form 8-K.

During the quarter ended June 30, 2006, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ DAVID M. JULIAN
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 11, 2006

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