Form 10-Q
period 2006-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2006-11-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2006 and December 31, 2005

(In thousands, except share data)	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$1,545,600	1,484,535
Loans, net of unearned income	16,407,428	16,196,661
Allowance for loan losses	(81,695)	(96,115)

Loans, net	16,325,733	16,100,546

Interest rate swaps	368,362	393,211
Accounts receivable—affiliate, net	216,133	224,247
Other assets	90,190	86,480

Total assets	$18,546,018	18,289,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Collateral held on interest rate swaps	367,950	392,800
Deferred income tax liabilities	78,266	80,858
Dividends payable to affiliates	249,514	—
Other liabilities	12,618	19,711

Total liabilities	708,348	493,369

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2006 and 2005	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2006 and 2005	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2006 and 2005	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2006 and 2005	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2006 and 2005	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	368,141	326,121

Total stockholders’ equity	17,837,670	17,795,650

Total liabilities and stockholders’ equity	$18,546,018	18,289,019

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2006	2005	2006	2005
INTEREST INCOME	$304,894	246,439	872,228	533,105
INTEREST EXPENSE	9,378	3,683	27,818	13,788

Net interest income	295,516	242,756	844,410	519,317
Provision for credit losses	(9,346)	529	(11,297)	382

Net interest income after provision for credit losses	304,862	242,227	855,707	518,935

OTHER INCOME
Gain (loss) on interest rate swaps	10,520	(2,842)	11,626	4,708
Other income	64	1	141	174

Total other income	10,584	(2,841)	11,767	4,882

NONINTEREST EXPENSE
Loan servicing costs	14,390	11,604	40,145	18,397
Management fees	12,813	9,829	36,265	23,701
Other expense	506	425	1,830	1,600

Total noninterest expense	27,709	21,858	78,240	43,698

Income before income tax expense (benefits)	287,737	217,528	789,234	480,119
Income tax expense (benefits)	4,829	(325)	7,200	2,865

Net income	282,908	217,853	782,034	477,254
Dividends on preferred stock	98,999	73,018	278,014	201,446

Net income available to common stockholders	$183,909	144,835	504,020	275,808

PER COMMON SHARE DATA
Basic earnings	$1.84	1.45	5.04	2.76
Diluted earnings	$1.84	1.45	5.04	2.76
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2006 and 2005

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	477,254	477,254
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.92 per share	—	—	—	(36,636)	(36,636)
Series C preferred securities at $29.29 per share	—	—	—	(123,990)	(123,990)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $2.46 per share	—	—	—	(246,000)	(246,000)

Balance, September 30, 2005	$743	1,000	17,467,786	285,106	17,754,635

Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	782,034	782,034
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $1.28 per share	—	—	—	(51,266)	(51,266)
Series C preferred securities at $43.92 per share	—	—	—	(185,928)	(185,928)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $4.62 per share	—	—	—	(462,000)	(462,000)

Balance, September 30, 2006	$743	1,000	17,467,786	368,141	17,837,670

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2006 and 2005

(In thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$782,034	477,254
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(11,297)	382
Deferred income tax expense (benefits)	(2,592)	1,733
Gain on interest rate swaps	(11,626)	(4,708)
Accounts receivable—affiliate, net	3,032	3,139
Other assets and other liabilities, net	(10,572)	(38,300)

Net cash provided by operating activities	748,979	439,500

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(209,040)	619,176
Interest rate swaps	36,476	37,428

Net cash provided (used) by investing activities	(172,564)	656,604

FINANCING ACTIVITIES
Decrease in cash realized from
Collateral held on interest rate swaps	(24,850)	(31,085)
Cash dividends paid	(490,500)	(447,446)

Net cash used by financing activities	(515,350)	(478,531)

Increase in cash and cash equivalents	61,065	617,573
Cash and cash equivalents, beginning of year	1,484,535	970,667

Cash and cash equivalents, end of period	$1,545,600	1,588,240

CASH PAID FOR
Income taxes paid	$17,033	5
NONCASH ITEMS
Loan payments, net, settled through accounts receivable/payable—affiliate, net	5,082	(220,571)
Contribution of loans, net	—	5,943,255
Contribution of other assets	—	19,956
Contribution of paid-in capital	$—	5,963,211

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006 and 2005, and December 31, 2005

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and nine months ended September 30, 2006, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2005 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2005, including the related notes to consolidated financial statements.

Certain amounts in 2005 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At September 30, 2006, the outstanding balance of these loans purchased from the Bank amounted to $8.7 billion.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2006 and 2005.

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

2006 to 2005 Nine Month Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs for the nine months ended September 30, 2006 when compared with the nine months ended September 30, 2005. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net income available to common stockholders.    We earned net income available to common stockholders of $504.0 million in the first nine months of 2006 compared with $275.8 million in the first nine months of 2005. This increase was driven by higher net interest income, partially offset by higher loan servicing costs and management fees.

Interest Income.    Interest income of $872.2 million in the first nine months of 2006 increased $339.1 million from the first nine months of 2005. This was driven by a $300.2 million increase in home equity loans interest income to $544.8 million in the first nine months of 2006 which primarily reflects the impact of the $6.0 billion contribution, as well as the reinvestment of pay-downs. Additionally, interest income increased $8.4 million on commercial loans in the same period despite lower average balances reflecting the increasing interest rate environment. Average home equity loans increased $5.5 billion to $10.8 billion in the first nine months of 2006 compared with the first nine months of 2005 while average commercial loans decreased $1.5 billion to $4.5 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in residential loans. Average residential mortgages decreased $606.1 million to $1.3 billion in the first nine months of 2006 compared with the same period one year ago due to pay-downs. We currently anticipate that we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight eurodollar deposits increased $33.6 million to $53.0 million in the first nine months of 2006 compared with the first nine months of 2005 due to higher cash balances during the period and the increase in short-term interest rates. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2006 and 2005, are presented below (2005 amounts have been reclassified to conform with the current year presentation).

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$4,475,095	220,653	6.59%	$5,936,186	212,283	4.78%
Home equity loans	10,810,145	544,841	6.74	5,335,195	244,627	6.13
Residential mortgages	1,284,707	53,783	5.58	1,890,790	56,849	4.01
Interest-bearing deposits in banks and other earning assets	1,454,137	52,951	4.87	869,893	19,346	2.97

Total interest-earning assets	$18,024,084	872,228	6.47%	$14,032,064	533,105	5.08%

Interest Expense.    Interest expense increased to $27.8 million in the first nine months of 2006 from $13.8 million in the first nine months of 2005. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred in relation to our purchases of loans. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first nine months of 2006 compared with the same period one year ago. Our existing borrowings on our line of credit with the Bank were paid in full in the third quarter of 2006.

Provision for Credit Losses.    The provision for credit losses was a benefit of $11.3 million in the first nine months of 2006 compared with an expense of $382,000 in the first nine months of 2005. The benefit in the first nine months of 2006 reflects an update of the factors used in estimating the historical variability portion of the allowance for loan losses to reflect the changing risk profile of the overall portfolio. The portfolio’s lower risk profile reflects the continued decrease in commercial loans due to pay-downs, resulting in a larger proportion of our loan portfolio being comprised of lower risk home equity loans. Additionally, the credit quality of both the residential and commercial loans continues to improve. See “Critical Accounting Policies” for more information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $11.6 million in the first nine months of 2006 compared with a gain of $4.7 million in the first nine months of 2005. The higher gain in the first nine months of 2006 primarily reflects a lower magnitude of long-term interest rate increases and a higher net present value, as a result of the passage of time, compared with the same period one year ago.

Loan Servicing Costs.    Loan servicing costs increased $21.7 million to $40.1 million in the first nine months of 2006 which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $36.3 million in the first nine months of 2006 compared with $23.7 million in the first nine months of 2005 due to higher qualifying asset balances which primarily reflects the impact of the $6.0 billion contribution. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first nine months of 2006 and 2005, these costs were not significant.

Income Tax Expense.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $7.2 million in the first nine months of 2006 compared with $2.9 million in the first nine months of 2005. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in the first nine months of 2006 was driven by an increase in gains on interest rate swaps as well as higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago.

Summary Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net income available to common stockholders increased to $183.9 million in the third quarter of 2006 compared with $144.8 million in the third quarter of 2005. The majority of the income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $52.8 million to $295.5 million in the third quarter of 2006 compared with the third quarter of 2005 primarily due to the impact of a higher yielding mix of loans. Average loans of $16.9 billion in the third quarter of 2006 increased $159.9 million, or 1%, from the third quarter of 2005. This increase was driven by higher average home equity loans of $11.6 billion compared with $9.5 billion in the third quarter of 2005. Partially offsetting the increase was a $1.3 billion, or 24%, decrease in commercial loans and a $555.4 million, or 32%, decrease in residential mortgages in the same period.

Provision for credit losses was a benefit of $9.3 million in the third quarter of 2006 compared with an expense of $529,000 in the third quarter of 2005. The benefit in 2006 primarily reflects an update of the factors used in estimating the historical variability portion of the allowance for loan losses to reflect the changing risk profile of the overall portfolio discussed above. See “Critical Accounting Policies” for more information on the allowance for loan losses.

Gains on interest rate swaps were $10.5 million in the third quarter of 2006 compared with a loss on interest rate swaps of $2.8 million in the third quarter of 2005. The gain in the third quarter of 2006 primarily reflects a lower magnitude of long-term interest rate increases and a higher net present value, as a result of the passage of time, compared with the third quarter of 2005.

Loan servicing costs increased $2.8 million to $14.4 million in the third quarter of 2006 compared with the third quarter of 2005 reflecting higher residential loans balances. Management fees of $12.8 million in the third quarter of 2006 increased $3.0 million over the third quarter of 2005 due to higher balances.

Income tax expense was $4.8 million in the third quarter of 2006 compared with a $325,000 benefit in the third quarter of 2005. The income tax expense in the third quarter of 2006 was driven by the gain on interest rate swaps while the benefit in the third quarter of 2005 was attributable to the loss on interest rate swaps noted above.

Balance Sheet Analysis

September 30, 2006 to December 31, 2005

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.5 billion at September 30, 2006, compared with $18.3 billion at December 31, 2005. Net loans were 88% and 89% of total assets at September 30, 2006, and at December 31, 2005, respectively.

Loans.    Net loans increased $210.8 million to $16.4 billion at September 30, 2006, compared with December 31, 2005, primarily reflecting an increase in home equity loans resulting from $3.7 billion in reinvestments offset by pay-downs across the entire portfolio. At September 30, 2006, and at December 31, 2005, home equity loans comprised 68% and 61% of loans, respectively, and commercial loans comprised 25% and 31%, respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $14.4 million from December 31, 2005, to $81.7 million at September 30, 2006. The allowance to loans ratio decreased to 0.50% at September 30, 2006, compared with 0.59% at December 31, 2005, primarily reflecting an update of the factors used in estimating the historical variability portion of the allowance for loan losses, a larger proportion of our loan portfolio being comprised of lower risk home equity loans and improvement in the credit quality of the loans. See “Critical Accounting Policies” for more information on the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $281,000 at September 30, 2006, compared with $513,000 at December 31, 2005. The decline related to declining outstanding commitments in our commercial loan portfolio.

See Table 2 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $368.4 million at September 30, 2006, from $393.2 million at December 31, 2005, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $216.1 million at September 30, 2006, compared with $224.2 million at December 31, 2005, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $368.0 million at September 30, 2006, from $392.8 million at December 31, 2005, reflecting a decline in the fair value of the interest rate swaps.

Dividends Payable to Affiliates.    Dividends payable to affiliates was $249.5 million at September 30, 2006, which represents third quarter 2006 accrued dividends payable to Wachovia Preferred Holding and Wachovia of $249.2 million and $355,000, respectively, which were subsequently paid on October 2, 2006.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2006, and at December 31, 2005, unfunded commitments to extend credit were $684.7 million and $709.2 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At September 30, 2006, there were no outstanding borrowings under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2005 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 35% of variable rate loans at September 30, 2006. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At September 30, 2006, approximately 65% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2006, $6.0 billion, or 32% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2006, our liabilities were $708.3 million, or 4%, of our assets, while stockholders’ equity was $17.8 billion, or 96%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $10.8 billion of fixed rate loans and loan participations was approximately $10.7 billion and the fair value of $5.7 billion of variable rate loans and loan participations was approximately $5.6 billion at September 30, 2006.

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

At September 30, 2006, our position in interest rate swaps was an asset of $552.5 million and a liability of $184.1 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	7.45	—	7.45
Weighted average pay rate (a)	—%	—	—	5.39	—	5.39
Interest Rate Swap Liabilities
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	5.39	—	5.39
Weighted average pay rate (a)	—%	—	—	5.72	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2006.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2006, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.39%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.72 years, weighted average receive rate of 5.39% and weighted average pay rate of 5.72% at September 30, 2006. Since the swaps have a weighted average maturity of 5.72 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2006.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $10.6 million or $21.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $10.2 million or $20.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

In the first nine months of 2006, we paid the Bank $3.7 billion in cash for home equity loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $1.4 billion under our existing line of credit with the Bank and incurred $13.8 million in interest expense owed to the Bank in the first nine months of 2006. The interest accrued under this line of credit at a rate equal to the federal funds rate. Our existing borrowings on our line of credit with the Bank were paid in full in the third quarter of 2006. The Note to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

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

Quantifying Financial Statement Misstatements.    The SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements (SAB 108) in September 2006. SAB 108 requires that both an income statement approach and a balance sheet approach be used when evaluating whether an error is material to an entity’s financial statements, based on all relevant quantitative and qualitative factors. The SEC staff issued SAB 108 to address what they identified as diversity in practice whereby entities were using either an income statement approach or a balance sheet approach, but not both. SAB 108 is effective for us no later than December 31, 2006. We have consistently used the income statement approach in prior periods. Upon implementation of SAB 108, we will record a cumulative effect adjustment to beginning retained earnings for any misstatements we previously identified as immaterial under the income statement approach, but that we identify as material when considering both the income statement and balance sheet approaches. We are currently assessing the impact of SAB 108 to our consolidated financial position and results of operations.

Fair Value Measurement.    The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement, in September 2006, which establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and also expands disclosures about fair value measurement. SFAS 157 does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in SFAS 157 will be required for financial instruments for which a fair value option is elected. Application of the framework in SFAS 157 may lead to changes in the measurement of fair value in our financial statements. SFAS 157 is effective January 1, 2008, for us with earlier adoption allowed on January 1, 2007, provided financial statements for any period in 2007 have not yet been issued. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations, and are still assessing our date of implementation.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2006	2005
RATIOS
Return on average assets	5.57%	4.37
Return on average stockholders’ equity	5.84	4.61
Average stockholders’ equity to average assets	95.32	94.86
Dividend payout ratio	94.63%	93.75

Table 2 LOANS
(In thousands)	September 30, 2006	December 31, 2005
COMMERCIAL
Commercial and commercial real estate	$4,065,392	4,959,026

RESIDENTIAL LOANS
Residential mortgages	1,187,135	1,470,385
Home equity loans	11,190,373	9,813,712

Total loans	16,442,900	16,243,123
Unearned income	35,472	46,462

Total loans, net of unearned income	$16,407,428	16,196,661

Table 3 LOAN LOSSES AND RECOVERIES
	Nine Months Ended September 30,
(In thousands)	2006	2005
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$96,115	99,932
Provision for credit losses	(11,065)	731
Allowance related to loans contributed	—	2,057
Allowance related to loans sold	(348)	—
Net charge-offs	(3,007)	(4,347)

Balance, end of period	$81,695	98,373

as a % of loans, net	0.50%	0.61

as a % of nonaccrual loans	435%	474

LOAN LOSSES
Commercial and commercial real estate loans	$36	1,303
Residential mortgages	288	338
Home equity loans	3,225	3,394

Total loan losses	3,549	5,035

LOAN RECOVERIES
Commercial and commercial real estate loans	31	360
Residential mortgages	124	—
Home equity loans	387	328

Total loan recoveries	542	688

Net charge-offs	$3,007	4,347

Total net charge-offs as a % of average loans, net	0.02%	0.03

Table 4 NONACCRUAL LOANS
(In thousands)	September 30, 2006	December 31, 2005
Commercial and commercial real estate loans	$1,390	5,376
Residential mortgages	6,808	214
Home equity loans	10,599	14,763

Total nonaccrual loans	$18,797	20,353

as a % of loans, net	0.11%	0.13

Accruing loans past due 90 days	$6,618	7,954

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2006	2005
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$513	728
Provision for credit losses	(232)	(349)

Balance, end of period	$281	379

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 6.    Exhibits.

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

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2006, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

In addition, Wachovia Funding filed a Current Report on Form 8-K with the Commission dated October 19, 2006, reporting Item 5.02 regarding the appointment of a new interim Corporate Controller and Principal Accounting Officer for Wachovia Funding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ THOMAS J. WURTZ
Thomas J. Wurtz Chief Financial Officer

Date: November 13, 2006

EXHIBIT INDEX

Exhibit No.		Description

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.