Form 10-K
period 2006-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2007-03-28
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2006, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

As of January 31, 2007, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2007.	Part III-Items 10, 11, 12, 13 and 14.

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (excluding the list of exhibits incorporated therein by reference).

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

Item 1.    Business.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and Wachovia Corporation (“Wachovia”) and an indirect subsidiary of Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 88.06% of our Series D preferred securities, while the remaining 11.94% is owned by 109 employees of Wachovia or its affiliates.

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

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2006, we did not hold any mortgage-backed securities.

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

Included in loan servicing costs were fees paid to the Bank for the years ended December 31, 2006 and 2005, of $54.2 million and $30.3 million, respectively. In 2006 and 2005, the monthly fee with respect to the commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.025% per annum. For home equity loans, the monthly fee was equal to the outstanding principal balance of each loan multiplied by 0.50% per annum.

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

For more information concerning Wachovia and the Bank, please see Part IV, Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference) and Wachovia’s supplementary consolidating financial information as of December 31, 2006 and 2005, and for the three years ended December 31, 2006, which is filed herewith as Exhibit (99)(a).

Employees

We have two executive officers and approximately 16 additional non-executive officers. Our executive officers are also executive officers of Wachovia. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wachovia and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 109 employees of Wachovia or its affiliates, including certain of the executive officers and non-executive officers discussed above, own one Series D preferred security each.

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

Dividends

For the year ended December 31, 2006, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share of its Series A preferred securities, (ii) cash dividends of $1.73 per share of its Series B preferred securities, (iii) cash dividends of $59.49 per share of its Series C preferred securities, and (iv) cash dividends of $85.00 per share of its Series D preferred securities. The Series A, Series B and Series C preferred securities were issued in November 2002. Wachovia Funding also paid dividends of $6.35 per share on its common stock in 2006. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are also executive officers of Wachovia and receive certain equity-based compensation from Wachovia. See “Executive Compensation” in our definitive proxy statement to be filed no later than April 30, 2007, for more information on such equity-based compensation.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the five years ended December 31, 2006, are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2006 and 2005, and for the three years ended December 31, 2006, which includes certain consolidated financial information for the Bank, which is filed herewith as Exhibit (99)(a).

	Years Ended December 31,
(In thousands)	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
Net interest income	$1,138,293	787,541	400,653	381,609	197,576
Provision for credit losses	(9,251)	1,211	(3,390)	15,278	15,215
Other income	16,070	6,959	13,914	14,288	76,130
Noninterest expense	104,039	67,641	39,882	26,846	9,869
Net income	$1,046,154	721,522	372,419	348,477	305,800

BALANCE SHEET DATA
Cash and cash equivalents	$1,382,021	1,484,535	970,667	926,175	851,692
Loans, net of unearned income	16,795,417	16,196,661	10,909,529	11,137,614	10,947,583
Allowance for loan losses	(81,350)	(96,115)	(99,932)	(104,201)	(104,737)
Interest rate swaps	337,307	393,211	459,838	519,006	577,684
Total assets	18,764,618	18,289,019	12,316,637	12,511,277	12,460,564
Collateral held on interest rate swaps	336,649	392,800	458,265	519,460	575,820
Total liabilities	933,426	493,369	555,021	761,723	661,163
Total stockholders’ equity	$17,831,192	$17,795,650	11,761,616	11,749,554	11,799,401

SELECTED OTHER INFORMATION
Nonperforming loans	$19,682	20,353	20,247	18,508	16,299
Nonperforming loans as a % of total loan	0.12%	0.13	0.19	0.17	0.15
Nonperforming loans as a % of total assets	0.10	0.11	0.16	0.15	0.13
Allowance for loan losses as a % of nonperforming loans	413.32	472.24	493.56	563.01	642.60
Allowance for loan losses as a % of total loans	0.48%	0.59	0.92	0.94	0.96

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

For the tax year ended December 31, 2006, we expect to be taxed as a REIT and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the applicable industries. We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. Periodically, the Audit Committee of our board of directors reviews these policies, the judgment and estimation processes involved, and related disclosures.

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

As a subsidiary of Wachovia, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk. These tools are periodically reevaluated and refined, as appropriate.

The following provides a description of Wachovia’s methodology.

Our model for the allowance for loan losses has four components: formula-based components for both the commercial and consumer portfolios, each including an adjustment for historical loss variability, a reserve for impaired commercial loans and an unallocated component.

For commercial loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed by credit grade. Average losses for each credit grade reflect the annualized historical default rate and the average losses realized for defaulted loans.

For consumer loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed by product classification. Average losses for each product class are computed using historical loss data, including analysis of delinquency patterns, origination vintage and various credit risk forecast indicators.

For both commercial and consumer loans, the formula-based components include additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions.

At December 31, 2006, the formula-based components of the allowance were $40.5 million for commercial loans and $40.8 million for consumer loans compared with $55.8 million and $40.3 million, respectively, at December 31, 2005.

When applicable, specific reserves are established within the allowance for loan losses for impaired loans. We define impaired loans as commercial loans on nonaccrual status. We individually review any impaired loans with a minimum total exposure of $10.0 million. The reserve for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. No other reserve is provided on impaired loans that are individually reviewed. At December 31, 2006 and 2005, we did not have any impaired loans over $10.0 million.

The allowance for loan losses may be supplemented with an unallocated component which reflects the inherent uncertainty of our estimates. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another as facts and circumstances dictate. We anticipate the unallocated component of the allowance will generally not exceed 5 percent of the total allowance for loan losses. There was no unallocated component at December 31, 2006 or 2005.

The reserve for unfunded lending commitments, which relates only to commercial business, is based on the modeling process that is consistent with the methodology described above for the commercial portion of the allowance for loan losses. In addition, this model includes as a key factor the historical average rate at which unfunded commercial exposures have been funded at time of default. At December 31, 2006 and 2005, the reserve for unfunded lending commitments was $306,000 and $513,000, respectively.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2006, 2005 and 2004.

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

In each of the years in the three-year period ended in 2006, Wachovia Funding purchased loans from the Bank at fair value. In 2006, 2005, and 2004, Wachovia Funding paid $5.2 billion, $4.2 billion and $2.9 billion, respectively, for residential loans.

2006 to 2005 Comparison

On June 30, 2005, we received a contribution of assets, consisting of home equity loans and related interest receivable, having a carrying amount of approximately $6.0 billion. The contribution of these loans resulted in significant increases in interest income and loan servicing costs in 2006 when compared with 2005. See “Transactions with Related Parties” for additional information related to this contribution of assets.

Net income available to common stockholders.    We earned net income available to common stockholders of $670.5 million in 2006 and $439.8 million in 2005. This increase was driven by higher net interest income.

Interest Income.    Interest income of $1.2 billion in 2006 increased $368.7 million, or 46%, compared with 2005. This was driven by a $332.2 million increase in interest income in home equity loans to $740.7 million in 2006 which primarily reflects the impact of the $6.0 billion contribution, as well as the reinvestment of pay-downs. Average home equity loans increased $4.6 billion to $10.9 billion in 2006 compared with 2005 while average commercial loans decreased $1.4 billion to $4.3 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $559.3 million to $1.2 billion in 2006 compared to the prior year due to pay-downs. We currently anticipate that we will continue to reinvest all loan pay-downs in residential loans. Interest income on cash invested in overnight Eurodollar deposits increased $40.4 million to $73.8 million in 2006 compared with 2005 due to higher cash balances during the period and the increase in short-term interest rates. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2006, are presented below.

	Year Ended December 31, 2006			Year Ended December 31, 2005
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$4,332,833	289,321	6.68%	$5,758,032	289,408	5.03%
Home equity loans	10,937,891	740,679	6.77	6,371,280	408,460	6.41
Residential mortgages	1,240,805	70,852	5.71	1,800,139	74,743	4.15
Interest-bearing deposits in banks and other earning assets	1,481,047	73,823	4.98	1,002,234	33,394	3.33

Total earning assets	$17,992,576	1,174,675	6.53%	$14,931,685	806,005	5.40%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2006, is presented below.

	2006 Compared with 2005
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$(87)	83,313	(83,400)
Home equity loans	332,219	31,219	301,000
Residential mortgages	(3,891)	23,690	(27,581)
Interest-bearing deposits in banks and other earning assets	40,429	20,519	19,910

Total earning assets	$368,670	158,741	209,929

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense increased to $36.4 million in 2006 from $18.5 million in 2005. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred to fund our purchases of home equity loans. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in 2006 compared with the prior year. The outstandings on our line of credit with the bank totaled $500.0 million at the end of 2006.

Provision for Credit Losses.    The provision for credit losses was a benefit of $9.3 million in 2006 compared with an expense of $1.2 million in 2005. The benefit in 2006 reflects an update of the factors used in estimating the historical loss variability portion of the allowance for loan losses to reflect the changing risk profile of the overall portfolio. The portfolio’s lower risk profile reflects the continued decrease in commercial loans due to pay-downs, resulting in a larger proportion of our loan portfolio being comprised of lower risk home equity loans. Additionally, the credit quality of both the residential and commercial loans continued to improve during 2006. See “Critical Accounting Policies” for more information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $15.9 million in 2006 compared with a gain of $6.7 million in 2005. The higher gain in 2006 compared with the prior year primarily reflects a lower magnitude of long-term interest rate increases and a higher net present value, as a result of the passage of time, compared with the same period one year ago.

Loan Servicing Costs.    Loan servicing costs increased $23.9 million to $54.2 million in 2006 compared to the prior year which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $47.6 million in 2006 compared with $34.7 million in 2005 due to higher qualifying asset balances which primarily reflects the impact of the $6.0 billion contribution. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fees to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2006 and 2005, these costs were not significant.

Income Taxes.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $13.4 million in 2006 compared with $4.1 million in 2005. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in 2006 was driven by an increase in gains on interest rate swaps as well as higher interest income on cash invested in overnight Eurodollar deposits compared with the prior year. In 2006 and 2005, WPR’s effective income tax rate was 37.85% and 30.96%, respectively.

2006 to 2005 Fourth Quarter Comparison

Net income available to common stockholders increased to $166.5 million in the fourth quarter of 2006 compared with $164.0 million in the fourth quarter of 2005. The majority of the income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $25.7 million to $293.9 million in the fourth quarter of 2006 compared with the fourth quarter of 2005 due to the impact of a higher yielding mix of loans. Average loans of $16.3 billion in the fourth quarter of 2006 increased $131.9 million, or 1%, from the fourth quarter of 2005. This increase was driven by higher average home equity loans of $11.3 billion compared with $9.4 billion in the fourth quarter of 2005. Substantially offsetting the increase was a $1.3 billion, or 25%, decrease in commercial loans and a $420.6 million, or 27%, decrease in residential mortgages in the same period.

Provision for credit losses was an expense of $2.0 million in the fourth quarter of 2006 compared with an expense of $829,000 in the fourth quarter of 2005. The increased expense in the fourth quarter of 2006 primarily reflects growth in the loan portfolio from the fourth quarter of 2005.

Gains on interest rate swaps were $4.3 million in the fourth quarter of 2006 compared with a gain of $2.0 million in the fourth quarter of 2005. The higher gain in the fourth quarter of 2006 primarily reflects a lower magnitude of long-term interest rate increases and a higher net present value, as a result of the passage of time, compared with the fourth quarter of 2005.

Loan servicing costs increased $2.2 million to $14.1 million in the fourth quarter of 2006 compared with the fourth quarter of 2005 reflecting higher residential loan balances. Management fees of $11.3 million in the fourth quarter of 2006 increased $314,000 over the fourth quarter of 2005 due to higher balances.

Income tax expense was $6.2 million in the fourth quarter of 2006 compared with $1.3 million in the fourth quarter of 2005. The higher income tax expense in the fourth quarter of 2006 was driven by the higher gains on interest rate swaps in the fourth quarter of 2005 as noted above, as well as higher interest income on cash invested in overnight Eurodollar deposits compared with the fourth quarter of 2005.

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

Interest Income.    Interest income of $806.0 million nearly doubled from the 2004 level. This was primarily driven by a $350.6 million increase in home equity loans interest income to $408.5 million in 2005, which reflects the impact of the $6.0 billion contribution, as well as purchases and the reinvestment of pay-

downs. Additionally, interest income on commercial loans increased $26.7 million in the same period as the impact of the increasing rate environment exceeded pay-downs. Average home equity loans increased $5.5 billion to $6.4 billion in 2005 while average commercial loans decreased $2.0 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans, which carry a higher yield than commercial loans. Average residential mortgages decreased $397.9 million to $1.8 billion in 2005 compared with 2004. We currently anticipate we will continue to reinvest all loan pay-downs in residential loans. Interest income primarily from cash invested in overnight eurodollar deposit investments increased $18.9 million to $33.4 million in 2005 compared with 2004 due to the increase in short-term interest rates.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2005, is presented below.

	Year Ended December 31, 2005			Year Ended December 31, 2004
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$5,758,032	289,408	5.03%	$7,791,875	262,755	3.37%
Home equity loans	6,371,280	408,460	6.41	920,497	57,829	6.28
Residential mortgages	1,800,139	74,743	4.15	2,198,070	72,459	3.30
Interest-bearing deposits in banks and other earning assets	1,002,234	33,394	3.33	1,028,977	14,468	1.41

Total earning assets	$14,931,685	806,005	5.40%	$11,939,419	407,511	3.41%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2005, is presented below.

	2005 Compared with 2004
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$26,653	112,057	(85,404)
Home equity loans	350,631	4,688	345,943
Residential mortgages	2,284	17,104	(14,820)
Interest-bearing deposits in banks and other earning assets	18,926	19,560	(634)

Total earning assets	$398,494	153,409	245,085

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

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

Income Taxes.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $4.1 million in 2005 compared with $5.7 million in 2004. WPR holds our interest rate swaps and its pre-tax income in both periods which reflects the gain on interest rate swaps noted above. In 2005 and 2004, WPR’s effective income tax rate was 30.96% and 35.33%, respectively.

Balance Sheet Analysis

December 31, 2006 to December 31, 2005

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At December 31, 2006, and December 31, 2005, total assets were $18.8 billion and $18.3 billion, respectively. Net loans were 90% and 89% of total assets at December 31, 2006 and December 31, 2005, respectively.

Loans.    Net loans increased $598.8 million to $16.8 billion at December 31, 2006, compared with December 31, 2005, primarily reflecting an increase in home equity loans resulting from $5.2 billion in reinvestments offset by pay-downs across the entire portfolio. At December 31, 2006 and December 31, 2005, home equity loans comprised 71% and 61% of loans, respectively, and commercial loans comprised 23% and 31%, respectively. See the “Allowance for Loan Losses” section of “Critical Accounting Policies” and Table 2, Loan Losses and Recoveries of Past Due Loans, following “—Accounting and Regulatory Matters” for additional information related to loans.

Commercial loan maturities for the years ended December 31, 2006 and 2005, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2006	2005
FIXED RATE
1 year or less	$11,090	25,413
1-5 years	70,062	73,280
After 5 years	123,733	127,404

Total fixed rate	204,885	226,097

ADJUSTABLE RATE
1 year or less	700,003	1,006,642
1-5 years	1,681,105	2,072,041
After 5 years	1,194,118	1,654,246

Total adjustable rate	3,575,226	4,732,929

Total	$3,780,111	4,959,026

Allowance for Loan Losses.    The allowance for loan losses decreased $14.8 million from December 31, 2005, to $81.4 million at December 31, 2006. The allowance to loans ratio decreased to 0.48% at December 31, 2006, compared with 0.59% at December 31, 2005, reflecting overall credit quality improvement and changes in the composition of our loan portfolio to a greater percentage of home equity loans, which have a lower risk profile. See Table 2, Loan Losses and Recoveries and Past Due Loans, following “—Accounting and Regulatory Matters” for additional information.

The reserve for unfunded lending commitments, which is included in other liabilities, was $306,000 at December 31, 2006, compared with $513,000 at December 31, 2005. The decline related to declining outstanding commitments in our commercial loan portfolio.

Interest Rate Swaps.    Interest rate swaps decreased to $337.3 million at December 31, 2006, from $393.2 million at December 31, 2005, which represents the fair value of our net position in interest rate swaps. The fair value decreases during a rising interest rate environment and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $233.5 million at December 31, 2006, compared with $224.2 million at December 31, 2005, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps decreased to $336.6 million at December 31, 2006, from $392.8 million at December 31, 2005, reflecting the decrease in the fair value of the interest rate swaps.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2006 and 2005, unfunded commitments to extend credit were $814.7 million and $709.2 million, respectively. The increase in unfunded commitments was largely due to the timing of pay-downs and the expiration of commitments on commercial loans.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At December 31, 2006, borrowings on our line of credit with the Bank totaled $500 million. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

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

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania and North Carolina.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 31% of variable rate loans at December 31, 2006. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the received-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At December 31, 2006, approximately 69% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2006, $6.5 billion, or 35% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2006, our liabilities were $933.4 million, or 5% of our assets, while stockholders’ equity was $17.8 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2006, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of $11.6 billion of fixed rate loans and loan participations was approximately $11.5 billion and the fair value of $5.2 billion of variable rate loans approximated their carrying amounts at December 31, 2006.

	December 31, 2006
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$1,282,729	300	—	—	—	1,283,029
Loans and loan participations
Fixed rate	—	224,709	674,143	541,288	10,148,505	11,588,645
Variable rate	—	704,896	932,748	830,172	2,771,089	5,238,905

Total rate-sensitive assets	$1,282,729	929,905	1,606,891	1,371,460	12,919,594	18,110,579

Total rate-sensitive liabilities	$—	836,649	—	—	—	836,649

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

At December 31, 2006, our position in interest rate swaps was an asset of $455.7 million and a liability of $118.4 million, which is recorded net on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

	December 31, 2006
(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
INTEREST RATE SWAP ASSETS
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	7.45	—	7.45
Weighted average pay rate (a)	—%	—	—	5.36	—	5.36
INTEREST RATE SWAP LIABILITIES
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	5.36	—	5.36
Weighted average pay rate (a)	—%	—	—	5.72	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at December 31, 2006.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2006, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.47 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.36%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.47 years, weighted average receive rate of 5.36% and weighted average pay rate of 5.72% at December 31, 2006. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2006.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $9.8 million or $20.0 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $9.4 million or $18.5 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

One component of operational risk is compliance risk. This risk is managed by Wachovia’s compliance group, which works within the business lines but reports centrally to the risk management group under the leadership of Wachovia’s chief compliance officer, who reports to the chief executive officer of Wachovia. This structure allows compliance risk management to consult with the business unit as policies and procedures are developed, and it enables close monitoring of daily activities. As part of Wachovia’s compliance program, Wachovia devotes significant resources to combat money laundering and terrorist financing, and to safeguard our customers’ data.

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

Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations, while funding commitments and the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. We do not have and do not anticipate having any material capital expenditures in the foreseeable future.

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. During 2006, we made various draws which totaled $2.4 billion under our line of credit with the Bank with a maximum of $1.1 billion outstanding at any point in time. The outstandings on the line of credit with the Bank totaled $500.0 million at the end of 2006.

At December 31, 2006, our liabilities principally consist of cash collateral held on the interest rate swaps. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, risk, legal, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s Disclosure Committee and Wachovia’s internal audit, and Wachovia’s independent auditors, who are also our independent auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information are also reviewed with the Audit Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis. In addition, accounting representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or adoption of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis. As required by applicable regulatory law, Wachovia’s chief executive officer and the chief financial officer, who are also the chief executive officer and the chief financial officer of Wachovia Funding, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures and internal controls over financial reporting. With the assistance of its disclosure committee, Wachovia will continue to assess and monitor the disclosure controls and procedures of Wachovia and Wachovia Funding and will make refinements as necessary.

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

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet these criteria. We met these criteria in 2006 and 2005 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in “Results of Operations”.

Eurodollar deposits with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2006, we have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

In 2006, we paid the Bank $5.2 billion in cash for home equity loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $2.4 billion under our existing line of credit with the Bank and incurred $17.5 million in interest expense owed to the Bank in 2006. The interest accrued under this line of credit at a rate equal to the federal funds rate. Our existing borrowings on our line of credit with the Bank totaled $500.0 million at December 31, 2006. The Notes to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

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

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2006	2005	2004
RATIOS
Return on average assets	5.59%	4.64	3.02
Return on average stockholders’ equity	5.84	4.86	3.16
Average stockholders’ equity to average assets	95.57	95.52	95.38
Dividend payout ratio	96.60%	90.18	96.76

Table 2 LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS
	Years Ended December 31,
(In thousands)	2006	2005	2004
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$96,115	99,932	104,201
Provision for credit losses	(9,044)	1,426	(1,290)
Allowance relating to loans sold	(1,635)	(1,526)	(543)
Allowance related to loans contributed by the Bank	—	2,057	—
Net charge-offs	(4,086)	(5,774)	(2,436)

Balance, end of year	$81,350	96,115	99,932

LOAN LOSSES
Commercial and commercial real estate loans	$148	1,976	437
Residential mortgages	418	56	308
Home equity	4,186	4,614	4,496

Total loan losses	4,752	6,646	5,241

LOAN RECOVERIES
Commercial and commercial real estate loans	12	454	2,242
Residential mortgages	125	—	—
Home equity	529	418	563

Total loan recoveries	666	872	2,805

Net charge-offs	$4,086	5,774	2,436

Total net charge-offs as % of average loans, net	0.02%	0.04	0.02

Accruing loans past due 90 days	$9,772	7,954	4,749

Table 3 RESERVE FOR UNFUNDED LENDING COMMITMENTS
	Years Ended December 31,
(In thousands)	2006	2005	2004
Balance, beginning of year	$513	728	2,828
Provision for credit losses	(207)	(215)	(2,100)

Balance, end of year	$306	513	728

Table 4    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2006		2005		2004		2003		2002
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial loans	$40,518	22%	$55,785	31%	$83,621	61%	$56,901	79%	$69,322	90%
Residential mortgages	2,164	7	6,112	9	4,162	19	6,835	17	395	1
Home equity loans	38,668	71	34,218	60	12,149	20	1,637	4	1,969	9
Unallocated	—	—	—	—	—	—	38,828	—	33,051	—

Total	$81,350	100%	$96,115	100%	$99,932	100%	$104,201	100%	$104,737	100%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2006, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Information to be reported under this Part III of Form 10-K is incorporated by reference to our definitive proxy statement to be filed no later than April 30, 2007, in accordance with General Instruction 6(3) to Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2006, are included in this report at the pages indicated.

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

December 31, 2006, 2005 and 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Charlotte, North Carolina

March 28, 2007

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share data)	2006	2005
ASSETS
Cash and cash equivalents	$1,382,021	1,484,535
Loans, net of unearned income	16,795,417	16,196,661
Allowance for loan losses	(81,350)	(96,115)

Loans, net	16,714,067	16,100,546

Interest rate swaps	337,307	393,211
Accounts receivable—affiliates, net	233,459	224,247
Other assets	97,764	86,480

Total assets	$18,764,618	18,289,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	500,000	—
Collateral held on interest rate swaps	336,649	392,800
Deferred income tax liabilities	73,734	80,858
Dividends payable to affiliates	131	—
Other liabilities	22,912	19,711

Total liabilities	933,426	493,369

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2006 and 2005	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2006 and 2005	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2006 and 2005	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2006 and 2005	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2006 and 2005	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	361,663	326,121

Total stockholders’ equity	17,831,192	17,795,650

Total liabilities and stockholders’ equity	$18,764,618	18,289,019

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data and average shares)	2006	2005	2004
INTEREST INCOME	$1,174,675	806,005	407,511
INTEREST EXPENSE	36,382	18,464	6,858

Net interest income	1,138,293	787,541	400,653
Provision for credit losses	(9,251)	1,211	(3,390)

Net interest income after provision for credit losses	1,147,544	786,330	404,043

OTHER INCOME
Gain on interest rate swaps	15,897	6,718	13,781
Other income	173	241	133

Total other income	16,070	6,959	13,914

NONINTEREST EXPENSE
Loan servicing costs	54,199	30,288	4,666
Management fees	47,594	34,716	33,835
Other expense	2,246	2,637	1,381

Total noninterest expense	104,039	67,641	39,882

Income before income taxes	1,059,575	725,648	378,075
Income taxes	13,421	4,126	5,656

Net income	1,046,154	721,522	372,419
Dividends on preferred stock	375,612	281,699	185,357

Net income available to common stockholders	$670,542	439,823	187,062

PER COMMON SHARE DATA
Basic earnings	$6.71	4.40	1.87
Diluted earnings	$6.71	4.40	1.87
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2003	$743	1,000	11,504,575	243,236	11,749,554
Net income	—	—	—	372,419	372,419
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.82 per share	—	—	—	(32,939)	(32,939)
Series C preferred securities at $23.14 per share	—	—	—	(97,965)	(97,965)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $1.75 per share	—	—	—	(175,000)	(175,000)

Balance, December 31, 2004	743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	721,522	721,522
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.28 per share	—	—	—	(51,347)	(51,347)
Series C preferred securities at $41.55 per share	—	—	—	(175,899)	(175,899)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $3.69 per share	—	—	—	(369,000)	(369,000)

Balance, December 31, 2005	743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	1,046,154	1,046,154
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.73 per share	—	—	—	(69,291)	(69,291)
Series C preferred securities at $59.49 per share	—	—	—	(251,868)	(251,868)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.35 per share	—	—	—	(635,000)	(635,000)

Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,046,154	721,522	372,419
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	(9,251)	1,211	(3,390)
Deferred income tax expense (benefit)	(7,124)	2,807	5,677
Gain on interest rate swaps	(15,897)	(6,718)	(13,781)
Accounts receivable/payable—affiliates, net	273	2,391	(30,904)
Other assets and other liabilities, net	(7,876)	(28,637)	(3,864)

Net cash provided by operating activities	1,006,279	692,576	326,157

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(613,962)	464,111	66,938
Interest rate swaps	71,801	73,345	72,949

Net cash provided (used) by investing activities	(542,161)	537,456	139,887

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	500,000	—	—
Collateral held on interest rate swaps	(56,151)	(65,465)	(61,195)
Cash dividends paid	(1,010,481)	(650,699)	(360,357)

Net cash used by financing activities	(566,632)	(716,164)	(421,552)

Increase (decrease) in cash and cash equivalents	(102,514)	513,868	44,492
Cash and cash equivalents, beginning of year	1,484,535	970,667	926,175

Cash and cash equivalents, end of year	$1,382,021	1,484,535	970,667

CASH PAID FOR
Interest	$36,382	18,464	6,858
Income taxes	$17,521	320	—
NONCASH ITEMS
Contribution of loans, net	—	5,943,255	—
Loan payments, net, settled through accounts receivable payable—affiliates, net	(9,485)	(186,769)	(158,168)
Contribution of other assets	—	19,956	—
Contribution of paid-in capital	$—	(5,963,211)	—

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Wachovia Funding’s other subsidiary is Wachovia Preferred Realty, LLC (“WPR”), a Delaware limited liability company. Under the REIT Modernization Act, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. WPR holds interest-rate swaps and related cash collateral, including those described below. Wachovia Funding owns 98.20% of the outstanding member interests in WPR and the remaining 1.80% is owned by FFBIC, Inc., another subsidiary of the Bank.

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles. The more significant of these policies used in preparing the consolidated financial statements are described in this summary. Management of Wachovia Funding has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of Wachovia Funding and its subsidiaries. In consolidation, all significant intercompany accounts and transactions are eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and interest-bearing bank balances. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At December 31, 2006, the outstanding balance of these loans purchased from the Bank amounted to $9.5 billion.

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

The accrual of interest is generally discontinued on commercial loans that become 90 days past due as to principal or interest, or where reasonable doubt exists as to collection, unless well secured and in the process of collection. Consumer real estate loans that become 180 days past due are placed on nonaccrual status. Generally, consumer loans that become 180 days past due are charged off. When borrowers demonstrate over an extended period the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan is returned to accrual status.

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

As a subsidiary of Wachovia, Wachovia Funding loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk. These tools are periodically reevaluated and refined, as appropriate.

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

At December 31, 2006, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.47 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.36%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.47 years, weighted average receive rate of 5.36% and weighted average pay rate of 5.72% at December 31, 2006. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2006.

COLLATERAL

Amounts recorded as collateral held on interest rate swaps represent cash pledged to Wachovia Funding by an unaffiliated counterparty to the interest rate swaps. Interest is paid at a market rate and is accounted for on an accrual basis.

INCOME TAXES

Wachovia Funding and WREIC are taxed as REITs under sections 856-860 of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2006, Wachovia Funding and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2006, 2005 and 2004, respectively, and they have not been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of federal income tax liability (benefit) to its subsidiaries. In addition, Wachovia Funding and WREIC file as a part of unitary state income tax returns along with other subsidiaries of Wachovia.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

For the year ended December 31, 2006, Wachovia Funding expects to be taxed as a REIT, and Wachovia Funding intends to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent those provisions are met, with the exception of the income of the taxable REIT subsidiary, (WPR), Wachovia Funding will not be subject to federal income tax on net income. Wachovia Funding currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. Wachovia Funding continues to monitor each of these complex tests.

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

WPR has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR files as part of unitary state income tax returns along with other subsidiaries of Wachovia.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the use of both an income statement approach and a balance sheet approach when evaluating whether an error is material to an entity’s financial statements, based on all relevant quantitative and

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

qualitative factors. The SEC issued SAB 108 to address what the SEC identified as diversity in practice whereby entities were using either an income statement approach or a balance sheet approach, but not both. Wachovia Funding consistently used the income statement approach in prior periods. SAB 108 became effective December 31, 2006, and any material adjustments arising from the adoption of SAB 108 were required to be recorded as a cumulative effect adjustment to beginning retained earnings. In the fourth quarter of 2006, Wachovia Funding completed its analysis in accordance with SAB 108 using both the income statement approach and the balance sheet approach and concluded Wachovia Funding had no prior year misstatements that were material to its consolidated financial statements.

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) to clarify the criteria for recognition and measurement of income tax benefits in accordance with SFAS No. 109, Accounting for Income Taxes. Under FIN 48, evaluation of tax benefits is a two-step process. First, tax benefits can be recognized in financial statements for a tax position only if it is considered “more likely than not” as defined in SFAS No. 5, Accounting for Contingencies, of being sustained on audit based solely on the technical merits of the tax position. Second, if the recognition criteria is met, the amount of tax benefits to be recognized is measured based on the largest benefit that is more than 50 percent likely to be realized upon ultimate resolution of the tax position. FIN 48 is effective on January 1, 2007, and any amounts recorded upon implementation will result in a one-time adjustment to beginning retained earnings as a cumulative effect of a change in accounting principle. We do not expect the implementation of FIN 48 to have a material impact on our consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and also expands disclosures about fair value measurement. SFAS 157 does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in SFAS 157 will be required for financial instruments for which a fair value option is elected, under the newly-issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Application of the framework in SFAS 157 or SFAS 159 may lead to changes in the measurement of fair value. Both SFAS 157 and SFAS 159 are effective January 1, 2008, with earlier adoption allowed on January 1, 2007, provided financial statements for any period in 2007 have not yet been issued. Wachovia Funding is currently assessing the impact of SFAS 157 and SFAS 159 on the consolidated financial position and results of operations, and anticipates a January 1, 2008, adoption date.

RECLASSIFICATIONS

Certain amounts in 2005 and 2004 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 63% and 62% of Wachovia Funding’s total loan balance at December 31, 2006 and 2005, respectively.

(In thousands)	2006	2005
COMMERCIAL
Commercial and commercial real estate	$3,780,111	4,959,026
CONSUMER
Residential mortgages	1,104,171	1,470,385
Home equity loans	11,943,268	9,813,712

Total loans	16,827,550	16,243,123
Unearned income	32,133	46,462

Total loans, net of unearned income	$16,795,417	16,196,661

At December 31, 2006 and 2005, nonaccrual loans amounted to $19.7 million and $20.4 million, respectively. In 2006, 2005 and 2004, $3.9 million, $4.6 million and $2.2 million, respectively, in gross interest income would have been recorded if all nonaccrual and restructured loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2006, 2005 and 2004 amounted to $3.4 million, $3.6 million and $1.4 million, respectively. Wachovia Funding defines impaired loans as nonaccrual loans and individually reviews any impaired loans with a minimum total exposure of $10.0 million. At December 31, 2006 and 2005, Wachovia Funding did not have any impaired loans over $10.0 million.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 3:	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses for each of the years in the three-year period ended December 31, 2006, is presented below.

(In thousands)	2006	2005	2004
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$96,115	99,932	104,201
Provision for credit losses	(9,044)	1,426	(1,290)
Allowance related to loans sold	(1,635)	(1,526)	(543)
Allowance related to loans contributed from the Bank	—	2,057	—

Total	85,436	101,889	102,368

Loan losses	(4,752)	(6,646)	(5,241)
Loan recoveries	666	872	2,805

Loan losses, net	(4,086)	(5,774)	(2,436)

Balance, end of year	$81,350	96,115	99,932

The reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2006, is presented below.

	Years Ended December 31,
(In thousands)	2006	2005	2004
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of year	$513	728	2,828
Provision for credit losses	(207)	(215)	(2,100)

Balance, end of year	$306	513	728

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

December 31, 2006, 2005 and 2004

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

NOTE 5:    INCOME TAXES

The provision for income taxes for each of the years in the three-year period ended December 31, 2006, is presented below.

(In thousands)	2006	2005	2004
CURRENT INCOME TAX EXPENSE (BENEFIT)
Federal	$17,330	1,280	(128)
State	3,215	39	107

Total current income tax expense (benefit)	20,545	1,319	(21)

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	(8,029)	3,675	5,704
State	905	(868)	(27)

Total deferred income tax expense (benefit)	(7,124)	2,807	5,677

Total income taxes	$13,421	4,126	5,656

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2006, is presented below.

	2006		2005		2004
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income before income taxes	$1,059,575		$725,648		$378,075

Tax at federal income tax rate	$370,851	35.0%	$253,977	35.0%	$132,326	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(361,123)	(34.1)	(249,312)	(34.4)	(126,722)	(33.5)
State income taxes, net	3,693	0.4	(539)	—	52	—
Other	—	—	—	—	—	—

Total	$13,421	1.3%	$4,126	0.6%	$5,656	1.5%

In 2006, 2005 and 2004, income before income taxes of $1.1 billion, $725.6 million and $378.1 million, respectively, includes $1.0 billion, $712.3 million and $362.1 million, respectively, of REIT income not subject to federal taxation. The remaining income before income taxes of $27.8 million, $13.3 million and $16.0 million in 2006, 2005 and 2004, respectively, is income before income taxes of WPR.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities for each of the years in the three-year period ended December 31, 2006, are presented below.

(In thousands)	2006	2005	2004
DEFERRED INCOME TAX ASSETS
Net operating loss carryforwards	$—	—	12,568

Total deferred income tax assets	—	—	12,568

DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	73,734	80,858	90,619

Total deferred income tax liabilities	73,734	80,858	90,619

Net deferred income tax liabilities	$(73,734)	(80,858)	(78,051)

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

At December 31, 2006, WPR had no federal net operating loss carryforwards.

The Internal Revenue Service (the “IRS”) is currently examining Wachovia’s federal income tax returns for the years 2000 through 2002. As of December 31, 2006, the IRS has not proposed any material adjustments related to this examination in regard to Wachovia Funding.

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

Included in loan servicing costs are fees paid to affiliates of $54.2 million in 2006, $30.3 million in 2005 and $4.6 million in 2004. Wachovia Funding is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in qualifying assets are assessed a monthly management fee; if an affiliate does not meet this criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 5% markup. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $47.6 million in 2006, $34.7 million in 2005 and $33.8 million in 2004.

At December 31, 2006 and 2005, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.3 billion and $1.5 billion, respectively, and the related interest receivable was $543,000 and $330,000, respectively. Interest income earned on eurodollar deposit investments included in interest income was $73.8 million in 2006, $33.4 million in 2005 and $14.5 million in 2004.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2006 and 2005, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11,000 in 2006, 2005 and 2004, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $191,000 in 2006, $223,000 in 2005 and $258,000 in 2004. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $336.6 million, $392.8 million and $458.3 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2006, 2005 and 2004, respectively. Amounts received under this agreement were $33.2 million in 2006, $21.7 million in 2005 and $9.4 million in 2004, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2006, 2005 and 2004.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate. At December 31, 2006, Wachovia Funding had $500.0 million outstanding under this facility compared with no outstandings at December 31, 2005.

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

December 31, 2006, 2005 and 2004

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

The estimated fair value of commitments to extend credit at December 31, 2006, was $1.5 million. The contract or notional amount of commitments to extend credit at December 31, 2006, was $814.7 million. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2006, 2005 or 2004. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2006, related to these indemnifications.

Wachovia Funding and its subsidiaries are not the subject of any litigation. Neither Wachovia Funding and its subsidiaries nor the Bank are currently involved in nor, to Wachovia Funding’s knowledge, currently threatened with any material litigation with respect to the assets included in Wachovia Funding’s portfolio, other than routine litigation arising in the ordinary course of business.

NOTE 8:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2006 and 2005, is presented below.

	2006		2005
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,382,021	1,382,021	1,484,535	1,484,535
Loans, net of unearned income and allowance for loan losses	16,714,067	16,543,814	16,100,546	16,046,469
Interest rate swaps	337,307	337,307	393,211	393,211
Accounts receivable—affiliates, net	233,459	233,459	224,247	224,247
Other financial assets	$92,629	92,629	81,446	81,446

FINANCIAL LIABILITIES
Line of credit with affiliate	500,000	500,000	—	—
Collateral held on interest rate swaps	336,649	336,649	392,800	392,800
Other financial liabilities	$18,077	18,077	18,179	18,179

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The fair values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. The fair values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 5.57% to 17.61% (with the overall weighted average discount rate equal to 6.89% at December 31, 2006), and 3.00% to 18.02% (with the overall weighted average discount rate equal to 6.70% at December 31, 2005). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 5.98% to 6.57% and 5.89% to 6.65%, at December 31, 2006 and 2005, respectively.

Wachovia Funding’s interest rate swaps are recorded at fair value. The fair value of interest rate swaps is estimated using discounted cash flow analyses based on observable market data. Substantially all the other financial assets and liabilities have maturities of three months or less, and accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

NOTE 9:	WACHOVIA PREFERRED FUNDING CORP. (CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT)

On December 31, 2006, Wachovia Preferred Funding Corp. (the “Registrant”) was indebted to the Bank in the amount of $500.0 million that, under the terms of revolving credit agreement, can borrow up to $1.0 billion at a rate of interest equal to the federal funds rate.

At December 31, 2006 and 2005, the estimated fair value of the Registrant's loans was $12.8 billion and $12.4 billion, respectively.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

The Registrant's condensed balance sheets as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2006, follow.

CONDENSED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Cash and cash equivalents	$120,730	541,263
Loans, net of unearned income	12,900,116	12,509,051
Allowance for loan losses	(60,118)	(74,089)

Loans, net	12,839,998	12,434,962

Investments in wholly owned subsidiaries	5,103,507	5,085,720
Accounts receivable—affiliates, net	194,594	206,314
Other assets	73,707	66,467

Total assets	$18,332,536	18,334,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Line of credit with affiliate	500,000	537,562
Other liabilities	1,344	1,514

Total liabilities	501,344	539,076

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2006 and 2005	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2006 and 2005	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2006 and 2005	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2006 and 2005	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2006 and 2005	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	361,663	326,121

Total stockholders' equity	17,831,192	17,795,650

Total liabilities and stockholders' equity	$18,332,536	18,334,726

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data and average shares)	2006	2005	2004
INTEREST INCOME	$850,065	576,062	271,346
INTEREST EXPENSE	12,344	19,756	9,426

Net interest income	837,721	556,306	261,920
Provision for credit losses	(9,792)	5,007	(3,496)

Net interest income after provision for credit losses	847,513	551,299	265,416

OTHER INCOME
Other income	—	—	11

Total other income	—	—	11

NONINTEREST EXPENSE
Loan servicing costs	43,493	24,243	2,189
Management fees	33,531	23,400	21,178
Other expense	1,005	1,388	751

Total noninterest expense	78,029	49,031	24,118

Income before income taxes and equity in undistributed net income of subsidiaries	769,484	502,268	241,309
Income taxes	745	—	—

Income before equity in undistributed net income of subsidiaries	768,739	502,268	241,309
Equity in undistributed net income of subsidiaries	277,415	219,254	131,110

Net income	1,046,154	721,522	372,419
Dividends on preferred stock	375,612	281,699	185,357

Net income available to common stockholders	$670,542	439,823	187,062

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,046,154	721,522	372,419
Adjustments to reconcile net income to net cash provided (used) by operating activities
Equity in undistributed net income of subsidiaries	(277,415)	(219,254)	(131,110)
Provision for credit losses	(9,792)	5,007	(3,496)
Accounts receivable/payable—affiliates, net	260	2,122	(5,202)
Other assets and other liabilities, net	(7,541)	(23,042)	(2,662)

Net cash provided by operating activities	751,666	486,355	229,949

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Investment in subsidiaries	259,628	201,718	110,868
Loans, net	(383,784)	319,266	(100,884)

Net cash provided (used) by investing activities	(124,156)	520,984	9,984

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(37,562)	—	(250,000)
Cash dividends paid	(1,010,481)	(650,699)	(360,357)

Net cash used by financing activities	(1,048,043)	(650,699)	(610,357)

Increase (decrease) in cash and cash equivalents	(420,533)	356,640	(370,424)
Cash and cash equivalents, beginning of year	541,263	184,623	555,047

Cash and cash equivalents, end of year	120,730	541,263	184,623

CASH PAID FOR
Interest	$12,344	19,756	9,426
Taxes	432	248	—
NONCASH ITEMS
Loan payments, net, settled through accounts receivable/payable—affiliate, net	11,460	(177,206)	(40,132)
Contribution of loans, net	—	5,943,255	—
Contribution of other assets	—	19,956	—
Contribution of paid in capital	$—	5,963,211	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ PETER M. CARLSON
Peter M. Carlson Senior Vice President

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

G. KENNEDY THOMPSON* G. Kennedy Thompson	President, Chief Executive Officer and Director

THOMAS J. WURTZ* Thomas J. Wurtz	Senior Executive Vice President and Chief Financial Officer

PETER M. CARLSON * Peter M. Carlson	Senior Vice President and Corporate Controller (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

JOEL J. GRIFFIN* Joel J. Griffin	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ ROSS E. JEFFRIES, JR. Ross E. Jeffries, Jr.

Date: March 28, 2007