Form 10-Q
period 2007-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2007-05-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(916) 787-9090

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

As of April 30, 2007, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2007 and December 31, 2006

(In thousands, except share data)	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$2,115,292	1,382,021
Loans, net of unearned income	15,785,892	16,795,417
Allowance for loan losses	(76,702)	(81,350)

Loans, net	15,709,190	16,714,067

Interest rate swaps	342,713	337,307
Accounts receivable—affiliate, net	260,762	233,459
Other assets	91,124	97,764

Total assets	$18,519,081	18,764,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	—	500,000
Collateral held on interest rate swaps	341,750	336,649
Deferred income tax liabilities	74,468	73,734
Dividends payable to affiliates	252,750	131
Other liabilities	19,139	22,912

Total liabilities	688,107	933,426

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2007 and 2006	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2007 and 2006	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2007 and 2006	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2007 and 2006	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	361,445	361,663

Total stockholders’ equity	17,830,974	17,831,192

Total liabilities and stockholders’ equity	$18,519,081	18,764,618

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2007 and 2006

(In thousands, except per share data and average shares)	2007	2006
INTEREST INCOME	$296,611	273,546
INTEREST EXPENSE	7,456	6,409

Net interest income	289,155	267,137
Provision for credit losses	(2,776)	523

Net interest income after provision for credit losses	291,931	266,614

OTHER INCOME (EXPENSE)
Gain (loss) on interest rate swaps	5,406	(253)
Other income	—	45

Total other income (expense)	5,406	(208)

NONINTEREST EXPENSE
Loan servicing costs	14,478	12,242
Management fees	12,350	8,231
Other expense	412	378

Total noninterest expense	27,240	20,851

Income before income tax expense	270,097	245,555
Income tax expense	3,971	967

Net income	266,126	244,588
Dividends on preferred stock	97,344	86,520

Net income available to common stockholders	$168,782	158,068

PER COMMON SHARE DATA
Basic earnings	$1.69	1.58
Diluted earnings	$1.69	1.58
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2007 and 2006

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income				244,588	244,588
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.40 per share	—	—	—	(15,916)	(15,916)
Series C preferred securities at $13.47 per share	—	—	—	(57,010)	(57,010)
Common stock at $1.53 per share	—	—	—	(153,000)	(153,000)

Balance, March 31, 2006	$743	1,000	17,467,786	331,189	17,800,718

Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	266,126	266,126
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.45 per share	—	—	—	(17,984)	(17,984)
Series C preferred securities at $15.53 per share	—	—	—	(65,766)	(65,766)
Common stock at $1.69 per share	—	—	—	(169,000)	(169,000)

Balance, March 31, 2007	$743	1,000	17,467,786	361,445	17,830,974

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2007 and 2006

(In thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$266,126	244,588
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	(2,776)	523
Deferred income tax benefits	734	(5,404)
(Gain) loss on interest rate swaps	(5,406)	253
Accounts receivable—affiliate, net	(2,094)	1,341
Other assets and other liabilities, net	2,861	5,338

Net cash provided by operating activities	259,445	246,639

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	982,450	(397,226)
Interest rate swaps	—	952

Net cash provided (used) by investing activities	982,450	(396,274)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(500,000)	435,000
Collateral held on interest rate swaps	5,101	(1,960)
Cash dividends paid	(13,725)	(239,520)

Net cash provided (used) by financing activities	(508,624)	193,520

Increase in cash and cash equivalents	733,271	43,885
Cash and cash equivalents, beginning of year	1,382,021	1,484,535

Cash and cash equivalents, end of period	$2,115,292	1,528,420

CASH PAID FOR
Income taxes	$7,000	33
NONCASH ITEMS
Dividends payable to affiliates	252,619	—
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$(25,209)	(41,630)

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007 and December 31, 2006

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2007, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2006 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2006, including the related notes to consolidated financial statements.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At March 31, 2007, the outstanding balance of these loans purchased from the Bank amounted to $8.9 billion.

INCOME TAXES

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), to clarify the criteria for recognition and measurement of income tax benefits in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 was effective on January 1, 2007, and the implementation had no impact on our consolidated financial position.

At January 1, 2007, Wachovia Funding had no gross unrecognized income tax benefits or related accrued interest and penalties. Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain tax positions. At March 31, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months. Wachovia Funding and subsidiaries file income tax returns in the U.S. federal jurisdiction and are included in certain unitary state income tax returns of Wachovia. With few exceptions, Wachovia Funding and subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2006 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2007, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Please refer to our 2006 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2007 and 2006.

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

2007 to 2006 Three Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $168.8 million and $158.1 million in the first quarter of 2007 and 2006, respectively. This increase was driven by higher net interest income and gains on interest rate swaps, partially offset by higher loan servicing costs and management fees.

Interest Income.    Interest income of $296.6 million in the first quarter of 2007 increased $23.1 million, or 8%, compared with the first quarter of 2006. This was primarily driven by increases in the interest rates received on interest-earning assets compared with the same quarter one year ago. The average interest rate received on total interest-earning assets was 6.71% in the first quarter of 2007 compared with 6.21% in the first quarter of 2006 which reflects the impact of a higher interest rate environment in 2007. Average home equity loans increased $1.6 billion to $11.6 billion compared with the first quarter of 2006 while average commercial loans decreased $1.2 billion to $3.6 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $318.1 million to $1.1 billion in the first quarter of 2007 compared with the same period one year ago. We currently anticipate that we will continue to reinvest all loan pay-downs in home equity loans. Interest income on cash invested in overnight eurodollar deposits increased $2.7 million to $21.5 million in the first quarter of 2007 compared with the first quarter of 2006 driven by an increase in short-term interest rates from the same quarter one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2007 and 2006, are presented below.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$3,643,215	62,508	6.96%	$4,808,243	73,678	6.21%
Home equity loans	11,560,855	196,492	6.89	9,962,242	162,783	6.63
Residential mortgages	1,066,042	16,136	6.05	1,384,096	18,264	5.27
Interest-bearing deposits in banks and other earning assets	1,636,978	21,475	5.32	1,698,949	18,821	4.49

Total interest-earning assets	$17,907,090	296,611	6.71%	$17,853,530	273,546	6.21%

Interest Expense.    Interest expense increased to $7.5 million in the first quarter of 2007 compared with $6.4 million in the first quarter of 2006. This reflects increased borrowing on our existing line of credit with the Bank, which funded our purchase of home equity loans in the fourth quarter of 2006. This line of credit with the Bank was paid in full during the first quarter of 2007. In addition, average short-term interest rates paid on the collateral held on the interest rate swaps increased in the first quarter of 2007 compared with the same quarter one year ago.

Provision for Credit Losses.    The provision for credit losses was a benefit of $2.8 million in the first quarter of 2007 compared with an expense of $523,000 in the first quarter of 2006. The benefit in the first quarter of 2007 primarily reflects the changing risk profile of the overall portfolio. The portfolio’s lower risk profile was driven by a continued decrease in commercial loans due to pay-downs, resulting in a larger proportion of our loan portfolio being comprised of lower risk home equity loans. Additionally, the credit quality of both the residential and commercial loans improved compared with the first quarter of 2006. See “Critical Accounting Policies” for more information on the allowance for loan losses.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $5.4 million in the first quarter of 2007 compared with a loss of $253,000 in the first quarter of 2006. The gain in the first quarter of 2007 primarily reflects a decline in long-term interest rates compared with the first quarter of 2006 and, a higher net present value, as a result of the passage of time. The loss in the first quarter of 2006 primarily reflected an increase in long-term interest rates during the quarter.

Loan Servicing Costs.    Loan servicing costs increased $2.2 million to $14.5 million in the first quarter of 2007 which reflects the impact of reinvesting commercial loan pay-downs in home equity loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $12.4 million in the first quarter of 2007 compared with $8.2 million in the first quarter of 2006 reflecting Wachovia’s increased expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. The markup of 10% in the first quarter of 2007 compares with a markup of 5% in the same quarter last year.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first quarter of 2007 and 2006, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $4.0 million in the first quarter of 2007 compared with $1.0 million in the first quarter of 2006. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in the first quarter of 2007 was driven by the gain on interest rate swaps in the first quarter of 2007 as well as higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago.

Balance Sheet Analysis

March 31, 2007 to December 31, 2006

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.5 billion at March 31, 2007, compared with $18.8 billion at December 31, 2006. Net loans were 85% and 90% of total assets at March 31, 2007, and at December 31, 2006, respectively.

Loans.    Net loans decreased $1.0 billion to $15.8 billion at March 31, 2007, compared with December 31, 2006, primarily reflecting a decrease in home equity loans resulting from pay-downs. At both March 31, 2007, and at December 31, 2006, home equity loans comprised 71% of loans, and commercial loans comprised 23%. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $4.6 million from December 31, 2006, to $76.7 million at March 31, 2007. The allowance to loans ratio of 0.49% at March 31, 2007, remained relatively flat compared with 0.48% at December 31, 2006.

The reserve for unfunded lending commitments, which is included in other liabilities, was $312,000 at March 31, 2007, compared with $306,000 at December 31, 2006.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps increased to $342.7 million at March 31, 2007, from $337.3 million at December 31, 2006, which represents the fair value of our net position in interest rate swaps. The fair value of the swaps increased reflecting the impact of a declining long-term interest rate environment.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $260.8 million at March 31, 2007, compared with $233.5 million at December 31, 2006, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps increased to $341.8 million at March 31, 2007, from $336.6 million at December 31, 2006, reflecting increased collateral held due to an increase in the fair value of the interest rate swaps.

Dividends Payable to Affiliates.    Dividends payable to affiliates was $252.8 million at March 31, 2007, which represents first quarter 2007 accrued dividends payable to Wachovia Preferred Holding and Wachovia of $252.5 million and $270,000, respectively, which were subsequently paid on April 4, 2007.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2006 Annual Report on Form 10-K describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2007, and at December 31, 2006, unfunded commitments to extend credit were $785.3 million and $814.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At March 31, 2007, there were no outstanding borrowings under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2006 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 31% of variable rate loans at March 31, 2007. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At March 31, 2007, approximately 69% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2007, $6.9 billion, or 37% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2007, our liabilities were $688.1 million, or 4%, of our assets, while stockholders’ equity was $17.8 billion, or 96%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $11.0 billion of fixed rate loans and loan participations was approximately $10.8 billion and the fair value of $4.8 billion of variable rate loans and loan participations was approximately $4.7 billion at March 31, 2007.

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

At March 31, 2007, our position in interest rate swaps was an asset of $535.3 million and a liability of $192.6 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	7.45	—	7.45
Weighted average pay rate (a)	—%	—	—	5.35	—	5.39
Interest Rate Swap Liabilities
Notional amount	$—	—	—	4,100,000	—	4,100,000
Weighted average receive rate (a)	—%	—	—	5.35	—	5.39
Weighted average pay rate (a)	—%	—	—	5.72	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2007.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2007, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.35%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 5.22 years, weighted average receive rate of 5.35% and weighted average pay rate of 5.72% at March 31, 2007. Since the swaps have a weighted average maturity of 5.22 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2007.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $9.1 million or $18.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $8.8 million or $17.2 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Note to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2007 and in 2006 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

During the first quarter of 2007, our existing borrowings on our line of credit with the Bank, which totaled $500.0 million at December 31, 2006, were paid in full.

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

Fair Value Measurement.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and also expands disclosures about fair value measurement. SFAS 157 does not establish any new fair value measurements itself, but applies to other accounting standards that require the use of fair value for recognition or disclosure. In particular, the framework in SFAS 157 will be required for financial instruments for which a fair value option is elected, under the newly-issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Application of the framework in SFAS 157 or SFAS 159 may lead to changes in the measurement of fair value. Both SFAS 157 and SFAS 159 are effective January 1, 2008, with earlier adoption allowed on January 1, 2007, provided financial statements for any period in 2007 have not yet been issued. Wachovia Funding is currently assessing the impact of SFAS 157 and SFAS 159 on the consolidated financial position and results of operations, and anticipates a January 1, 2008, adoption date.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2007	2006
RATIOS
Return on average assets	5.80%	5.35
Return on average stockholders’ equity	6.02	5.55
Average stockholders’ equity to average assets	96.23	96.40
Dividend payout ratio	100.08%	97.93

Table 2 LOANS
(In thousands)	March 31, 2007	December 31, 2006
COMMERCIAL
Commercial and commercial real estate	$3,564,052	3,780,111

RESIDENTIAL LOANS
Residential mortgages	1,033,569	1,104,171
Home equity loans	11,217,867	11,943,268

Total loans	15,815,488	16,827,550
Unearned income	29,596	32,133

Total loans, net of unearned income	$15,785,892	16,795,417

Table 3 LOAN LOSSES AND RECOVERIES
	Three Months Ended March 31,
(In thousands)	2007	2006
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$81,350	96,115
Provision for credit losses	(2,782)	614
Net charge-offs	(1,866)	(1,571)

Balance, end of period	$76,702	95,158

as a % of loans, net	0.49%	0.57

as a % of nonaccrual loans	386%	397

LOAN LOSSES
Commercial and commercial real estate loans	$—	36
Residential mortgages	104	301
Home equity loans	2,101	1,398

Total loan losses	2,205	1,735

LOAN RECOVERIES
Commercial and commercial real estate loans	—	11
Residential mortgages	159	80
Home equity loans	180	73

Total loan recoveries	339	164

Net charge-offs	$1,866	1,571

Total net charge-offs as a % of average loans, net	0.05%	0.04

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2007	December 31, 2006
Commercial and commercial real estate loans	$1,390	1,970
Residential mortgages	6,008	6,773
Home equity loans	12,483	10,939

Total nonaccrual loans	$19,881	19,682

as a % of loans, net	0.13%	0.12

Accruing loans past due 90 days	$4,947	9,772

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Three Months Ended March 31,
(In thousands)	2007	2006
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$306	513
Provision for credit losses	6	(91)

Balance, end of period	$312	422

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2007, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ THOMAS J. WURTZ
Thomas J. Wurtz Chief Financial Officer

Date: May 14, 2007

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