Form 10-Q
period 2007-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2007-08-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2007 and December 31, 2006

(In thousands, except share data)	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$2,182,991	1,382,021
Loans, net of unearned income	16,470,920	16,795,417
Allowance for loan losses	(77,366)	(81,350)

Loans, net	16,393,554	16,714,067

Interest rate swaps	307,935	337,307
Accounts receivable—affiliate, net	251,307	233,459
Other assets	93,503	97,764

Total assets	$19,229,290	18,764,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	750,000	500,000
Collateral held on interest rate swaps	306,729	336,649
Deferred income tax liabilities	70,268	73,734
Dividends payable to affiliates	236,604	131
Other liabilities	20,544	22,912

Total liabilities	1,384,145	933,426

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2007 and 2006	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2007 and 2006	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2007 and 2006	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2007 and 2006	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	375,616	361,663

Total stockholders’ equity	17,845,145	17,831,192

Total liabilities and stockholders’ equity	$19,229,290	18,764,618

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2007	2006	2007	2006
INTEREST INCOME	$304,692	293,788	601,303	567,334
INTEREST EXPENSE	11,925	12,031	19,381	18,440

Net interest income	292,767	281,757	581,922	548,894
Provision (benefit) for credit losses	2,408	(2,474)	(368)	(1,951)

Net interest income after provision (benefit) for credit losses	290,359	284,231	582,290	550,845

OTHER INCOME
Gain (loss) on interest rate swaps	745	1,359	6,151	1,106
Other income	111	32	111	77

Total other income	856	1,391	6,262	1,183

NONINTEREST EXPENSE
Loan servicing costs	15,023	13,513	29,501	25,755
Management fees	8,709	15,221	21,059	23,452
Other expense	625	946	1,037	1,324

Total noninterest expense	24,357	29,680	51,597	50,531

Income before income tax expense	266,858	255,942	536,955	501,497
Income tax expense	2,489	1,404	6,460	2,371

Net income	264,369	254,538	530,495	499,126
Dividends on preferred stock	97,198	92,495	194,542	179,015

Net income available to common stockholders	$167,171	162,043	335,953	320,111

PER COMMON SHARE DATA
Basic earnings	$1.67	1.62	3.36	3.20
Diluted earnings	$1.67	1.62	3.36	3.20
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2007 and 2006

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	499,126	499,126
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.82 per share	—	—	—	(32,966)	(32,966)
Series C preferred securities at $28.07 per share	—	—	—	(118,823)	(118,823)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $2.98 per share	—	—	—	(298,000)	(298,000)

Balance, June 30, 2006	$743	1,000	17,467,786	348,232	17,817,761

Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	530,495	530,495
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.90 per share	—	—	—	(35,932)	(35,932)
Series C preferred securities at $31.03 per share	—	—	—	(131,383)	(131,383)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $3.22 per share	—	—	—	(322,000)	(322,000)

Balance, June 30, 2007	$743	1,000	17,467,786	375,616	17,845,145

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2007 and 2006

(In thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$530,495	499,126
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	(368)	(1,951)
Deferred income tax benefits	(3,466)	(2,211)
Gain on interest rate swaps	(6,151)	(1,106)
Accounts receivable—affiliate, net	1,878	(32,435)
Other assets and other liabilities, net	1,868	(17,248)

Net cash provided by operating activities	524,256	444,175

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	301,180	(1,345,396)
Interest rate swaps	35,523	36,476

Net cash provided (used) by investing activities	336,703	(1,308,920)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	250,000	590,000
Collateral held on interest rate swaps	(29,920)	(36,565)
Cash dividends paid	(280,069)	(477,015)

Net cash provided (used) by financing activities	(59,989)	76,420

Increase (decrease) in cash and cash equivalents	800,970	(788,325)
Cash and cash equivalents, beginning of year	1,382,021	1,484,535

Cash and cash equivalents, end of period	$2,182,991	696,210

CASH PAID FOR
Income taxes	$11,967	15,033
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	236,473	—
Loan payments, net, settled through affiliate	$(19,726)	(13,503)

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007 and December 31, 2006

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and six months ended June 30, 2007, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2006 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2006, including the related notes to consolidated financial statements.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At June 30, 2007, the outstanding balance of these loans purchased from the Bank amounted to $8.4 billion.

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

At January 1, 2007, Wachovia Funding had no gross unrecognized income tax benefits or related accrued interest and penalties. Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain tax positions. At June 30, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months. Wachovia Funding and its subsidiaries file income tax returns in the U.S. federal jurisdiction and are included in certain unitary state income tax returns of Wachovia. With few exceptions, Wachovia Funding and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2000.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2007 and 2006.

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, the majority of our interests in loans have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remaining assets were acquired directly from the Bank. The Bank either originated the assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

2007 to 2006 Six Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $336.0 million and $320.1 million in the first six months of 2007 and 2006, respectively. This increase was driven by higher net interest income and gains on interest rate swaps, partially offset by higher loan servicing costs and income tax expense.

Interest Income.    Interest income of $601.3 million in the first six months of 2007 increased $34.0 million, or 6%, compared with the first six months of 2006. This was primarily driven by increases in the interest rates received on interest-earning assets compared with the same period one year ago. The average interest rate received on total interest-earning assets was 6.71% in the first six months of 2007 compared with 6.34% in the first six months of 2006 which reflects the impact of a higher interest rate environment in 2007. Average home equity loans increased $1.3 billion to $11.8 billion compared with the first six months of 2006 while average commercial loans decreased $1.1 billion to $3.5 billion in the same period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $311.6 million to $1.0 billion in the first six months of 2007 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $7.4 million to $46.1 million in the first six months of 2007 compared with the first six months of 2006 driven by the impact of a higher interest rate environment in 2007. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2007 and 2006, are presented below.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$3,543,172	121,695	6.93%	$4,635,449	147,431	6.41%
Home equity loans	11,759,340	402,978	6.91	10,426,596	345,293	6.68
Residential mortgages	1,023,009	30,549	5.97	1,334,582	35,925	5.38
Interest-bearing deposits in banks and other earning assets	1,746,290	46,081	5.32	1,652,336	38,685	4.72

Total interest-earning assets	$18,071,811	601,303	6.71%	$18,048,963	567,334	6.34%

Interest Expense.    Interest expense increased to $19.4 million in the first six months of 2007 compared with $18.4 million in the same period one year ago. This increase primarily reflects a higher interest rate environment in 2007 and the related impact associated with our existing line of credit with the Bank, which funded our purchases of home equity loans both in the fourth quarter of 2006 and the second quarter of 2007. At June 30, 2007, $750.0 million was outstanding under the line of credit with the Bank. Interest expense related to the collateral held on interest rate swaps decreased slightly in the first six months of 2007 compared with the same period one year ago.

Provision for Credit Losses.    The provision for credit losses was a benefit of $368,000 in the first six months of 2007 compared with a benefit of $2.0 million in the first six months of 2006. The benefit in both time periods represents the changing risk profile of our portfolio from higher risk commercial loans to lower risk home equity loans. The positive impact created by this shift from commercial loans to home equity loans was diminished by an increase in home equity loan charge-offs in the first six months of 2007 compared with the same period one year ago. See “Critical Accounting Polices” for more information on the allowance for loan losses.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $6.2 million in the first six months of 2007 compared with a gain of $1.1 million in the first six months of 2006. The higher gain in the first six months of 2007 primarily reflects a lower magnitude of short-term interest rate increases in the first six months of 2007 compared with the first six months of 2006 and, a higher net present value, as a result of the passage of time.

Loan Servicing Costs.    Loan servicing costs increased $3.7 million to $29.5 million in the first six months of 2007 which reflects the impact of reinvesting commercial loan pay-downs in home equity loans which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $21.1 million in the first six months of 2007 compared with $23.5 million in the first six months of 2006 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. The markup of 10% in the first six months of 2007 compares with a markup of 5% in the same period last year.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first six months of 2007 and 2006, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $6.5 million in the first six months of 2007 compared with $2.4 million in the first six months of 2006. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in the first six months of 2007 was driven by higher gains on interest rate swaps in the first six months of 2007 as well as higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago.

Summary Results of Operations for the Three Months Ended June 30, 2007 and 2006

Net income available to common stockholders increased to $167.2 million in the second quarter of 2007 compared with $162.0 million in the second quarter of 2006. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $11.0 million to $292.8 million in the second quarter of 2007 compared with the second quarter of 2006 driven by the higher interest rate environment in 2007. The average interest rate received on total interest-earning assets was 6.70% in the second quarter of 2007 compared with 6.46% in the same quarter one year ago. Average total loans decreased $255.7 million in the second quarter of 2007 compared with the second quarter of 2006. Average home equity loans increased $1.1 billion to $12.0 billion compared with the second quarter of 2006 while average commercial loans decreased $1.0 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $305.2 million to $980.4 million compared with the second quarter of 2006. Interest income on cash invested in overnight eurodollar deposits increased $4.7 million in the second quarter of 2007 compared with the same period last year.

Provision for credit losses was an expense of $2.4 million in the second quarter of 2007 compared with a benefit of $2.5 million in the second quarter of 2006. The expense in the second quarter of 2007 was driven by an increase in home equity loan losses during the period.

Gains on interest rate swaps were $745,000 in the second quarter of 2007 compared with $1.4 million in the second quarter of 2006. The lower gain in the second quarter of 2007 primarily reflects a higher magnitude of long-term rate increases in the second quarter of 2007 compared with the year ago quarter. Partially offsetting was a higher net present value, as a result of the passage of time, compared with the second quarter of 2006.

Loan servicing costs increased $1.5 million to $15.0 million in the second quarter of 2007 compared with the second quarter of 2006 reflecting higher residential loans balances. Management fees of $8.7 million in the second quarter of 2007 decreased from $15.2 million in the second quarter of 2006 primarily reflecting Wachovia’s decreased allocable expense base.

Income tax expense was $2.5 million in the second quarter of 2007 compared with $1.4 million in the second quarter of 2006. The higher expense in the second quarter of 2007 was driven by the higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago and was partially offset by the impact of lower gains on interest rate swaps in the second quarter of 2007.

Balance Sheet Analysis

June 30, 2007 to December 31, 2006

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $19.2 billion at June 30, 2007, compared with $18.8 billion at December 31, 2006. Net loans were 86% and 90% of total assets at June 30, 2007, and at December 31, 2006, respectively.

Loans.    Net loans decreased $324.5 million to $16.5 billion at June 30, 2007, compared with December 31, 2006, due to paydowns and the timing of reinvestments. At June 30, 2007, and at December 31, 2006, home equity loans comprised 74% and 71% of loans, respectively, and commercial loans comprised 21% and 23%, respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses decreased $4.0 million from December 31, 2006, to $77.4 million at June 30, 2007. The allowance to loans ratio of 0.47% at June 30, 2007, remained relatively flat compared with 0.48% at December 31, 2006.

The reserve for unfunded lending commitments, which is included in other liabilities, was $331,000 at June 30, 2007, compared with $306,000 at December 31, 2006.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps decreased to $307.9 million at June 30, 2007, from $337.3 million at December 31, 2006, which represents the fair value of our net position in interest rate swaps. This decrease was driven by the net settlement of accrued interest totaling $35.5 million in June 2007. These were partially offset by a higher net present value, as a result of the passage of time.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $251.3 million at June 30, 2007, compared with $233.5 million at December 31, 2006, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank.

Collateral Held on Interest Rate Swaps.    Collateral held on interest rate swaps was down to $306.7 million at June 30, 2007, from $336.6 million at December 31, 2006, reflecting a decrease in the fair value of the interest rate swaps.

Dividends Payable to Affiliates.    Dividends payable to affiliates was $236.6 million at June 30, 2007, which represents second quarter 2007 accrued dividends payable to Wachovia Preferred Holding and Wachovia of $236.4 million and $249,000 , respectively, which were subsequently paid in July 2007.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2007, and at December 31, 2006, unfunded commitments to extend credit were $781.1 million and $814.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At June 30, 2007, $750.0 million was outstanding under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2006 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 28% of variable rate loans at June 30, 2007. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At June 30, 2007, approximately 72% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2007, $6.8 billion, or 35% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2007, our liabilities were $1.4 billion, or 7%, of our assets, while stockholders’ equity was $17.8 billion, or 93%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $11.9 billion of fixed rate loans and loan participations was approximately $11.6 billion and the fair value of $4.6 billion of variable rate loans and loan participations was approximately $4.5 billion at June 30, 2007.

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

At June 30, 2007, our position in interest rate swaps was an asset of $348.4 million and a liability of $40.5 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	5.36	—	—	5.36
Interest Rate Swap Liabilities
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	5.36	—	—	5.36
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2007.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2007, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.36%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.97 years, weighted average receive rate of 5.36% and weighted average pay rate of 5.72% at June 30, 2007. Since the swaps have a weighted average maturity of 4.97 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2007.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $8.2 million or $16.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $7.9 million or $15.5 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

As of June 30, 2007, our existing borrowings on our line of credit with the Bank totaled $750.0 million.

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

Fair Value Measurement.    In September 2006, FASB issue SFAS 157, Fair Value Measurement (SFAS 157), which establishes a framework for measuring fair value under U.S. generally accepted accounting principles, expands disclosures about fair value measurement and provides new income recognition criteria for certain derivative contracts. SFAS 157 does not establish any new fair value measurements itself; rather it defines fair value for other accounting standards that require the use of fair value for recognition or disclosure. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable.

Both SFAS 157 and SFAS 159 are effective January 1, 2008, with early adoption permitted on January 1, 2007. We will adopt these standards on January 1, 2008, and are currently assessing the impact of adoption on our consolidated financial position and results of operations. The effect of adopting SFAS 157 will be recorded either directly to results of operations or as a cumulative effect of a change in accounting principle through an adjustment to beginning retained earnings on January 1, 2008, depending on the nature of the financial adjustment to which the new fair value measurement is being applied. The transition adjustment for SFAS

159 will be recorded as a cumulative effect of a change in accounting principle through an adjustment to beginning retained earnings.

Netting of Cash Collateral.    In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39), to permit netting of the fair value asset or liability recognized for a derivative instrument against the related liability for the obligation to return cash collateral, or the asset, for the right to reclaim cash collateral, respectively, in situations where the FIN 39 netting criteria are met. This FSP is effective beginning on January 1, 2008, with early adoption permitted.

The effect of adopting this FSP is reported as a change in accounting principle through retrospective application to all periods presented. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations but will result in netting certain collateral held on interest rate swaps against interest rate swaps on the consolidated balance sheets. We are currently evaluating when we will adopt this standard.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2007	2006
RATIOS
Return on average assets	5.70%	5.36
Return on average stockholders’ equity	5.97	5.63
Average stockholders’ equity to average assets	95.47	95.20
Dividend payout ratio	97.37%	95.57

Table 2 LOANS
(In thousands)	June 30, 2007	December 31, 2006
COMMERCIAL LOANS
Commercial and commercial real estate	$3,399,866	3,780,111

RESIDENTIAL LOANS
Residential mortgages	946,285	1,104,171
Home equity loans	12,151,986	11,943,268

Total loans	16,498,137	16,827,550
Unearned income	27,217	32,133

Total loans, net of unearned income	$16,470,920	16,795,417

Table 3 LOAN LOSSES AND RECOVERIES
	Six Months Ended June 30,
(In thousands)	2007	2006
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$81,350	96,115
Provision for credit losses	(393)	(1,725)
Allowance related to loans sold	(13)	—
Net charge-offs	(3,578)	(2,140)

Balance, end of period	$77,366	92,250

as a % of loans, net	0.47%	0.53

as a % of nonaccrual loans	359%	374

LOAN LOSSES
Commercial and commercial real estate loans	$—	36
Residential mortgages	113	199
Home equity loans	4,025	2,303

Total loan losses	4,138	2,538

	Six Months Ended June 30,
(In thousands)	2007	2006
LOAN RECOVERIES
Commercial and commercial real estate loans	86	31
Residential mortgages	173	80
Home equity loans	301	287

Total loan recoveries	560	398

Net charge-offs	$3,578	2,140

Total net charge-offs as a % of average loans, net	0.04%	0.03

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2007	December 31, 2006
Commercial and commercial real estate loans	$1,896	1,970
Residential mortgages	6,316	6,773
Home equity loans	13,326	10,939

Total nonaccrual loans	$21,538	19,682

as a % of loans, net	0.13%	0.12

Accruing loans past due 90 days	$7,840	9,772

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2007	2006
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$306	513
Provision for credit losses	25	(226)

Balance, end of period	$331	287

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Wachovia Funding held its annual meeting of shareholders on May 14, 2007. At the annual meeting, the only item voted upon by Wachovia Funding shareholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

Name	For	Withheld
James E. Alward	107,015,306	18,917
Joel J. Griffin	107,015,701	18,521
Charles F. Jones	107,015,746	18,566
G. Kennedy Thompson	107,006,512	27,800

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

(b)    Reports on Form 8-K.

During the quarter ended June 30, 2007, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ PETER M. CARLSON
Peter M. Carlson Senior Vice President

Date: August 13, 2007

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