Form 10-Q
period 2007-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2007-11-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2007 and December 31, 2006

(In thousands, except share data)	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$1,214,690	1,382,021
Loans, net of unearned income	17,446,148	16,795,417
Allowance for loan losses	(81,655)	(81,350)

Loans, net	17,364,493	16,714,067

Interest rate swaps, net	1,288	658
Accounts receivable—affiliate, net	221,893	233,459
Other assets	98,552	97,764

Total assets	$18,900,916	18,427,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	700,000	500,000
Deferred income tax liabilities	70,345	73,734
Dividends payable to affiliates	251,704	131
Other liabilities	25,771	22,912

Total liabilities	1,047,820	596,777

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2007 and 2006	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2007 and 2006	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2007 and 2006	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2007 and 2006	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	383,567	361,663

Total stockholders’ equity	17,853,096	17,831,192

Total liabilities and stockholders’ equity	$18,900,916	18,427,969

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2007	2006	2007	2006
INTEREST INCOME	$320,060	304,894	921,363	872,228
INTEREST EXPENSE	12,039	4,525	22,493	13,792

Net interest income	308,021	300,369	898,870	858,436
Provision (benefit) for credit losses	6,343	(9,346)	5,975	(11,297)

Net interest income after provision (benefit) for credit losses	301,678	309,715	892,895	869,733

OTHER INCOME
Gain (loss) on interest rate swaps, net	4,977	5,667	2,201	(2,400)
Other income	40	64	151	141

Total other income	5,017	5,731	2,352	(2,259)

NONINTEREST EXPENSE
Loan servicing costs	16,340	14,390	45,841	40,145
Management fees	11,276	12,813	32,335	36,265
Other expense	453	506	1,490	1,830

Total noninterest expense	28,069	27,709	79,666	78,240

Income before income tax expense	278,626	287,737	815,581	789,234
Income tax expense	5,377	4,829	11,837	7,200

Net income	273,249	282,908	803,744	782,034
Dividends on preferred stock	97,298	98,999	291,840	278,014

Net income available to common stockholders	$175,951	183,909	511,904	504,020

PER COMMON SHARE DATA
Basic earnings	$1.76	1.84	5.12	5.04
Diluted earnings	$1.76	1.84	5.12	5.04
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2007 and 2006

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2005	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	782,034	782,034
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $1.28 per share	—	—	—	(51,266)	(51,266)
Series C preferred securities at $43.92 per share	—	—	—	(185,928)	(185,928)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $4.62 per share	—	—	—	(462,000)	(462,000)

Balance, September 30, 2006	$743	1,000	17,467,786	368,141	17,837,670

Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	803,744	803,744
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $1.35 per share	—	—	—	(53,907)	(53,907)
Series C preferred securities at $46.56 per share	—	—	—	(197,113)	(197,113)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $4.90 per share	—	—	—	(490,000)	(490,000)

Balance, September 30, 2007	$743	1,000	17,467,786	383,567	17,853,096

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2007 and 2006

(In thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$803,744	782,034
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	5,975	(11,297)
Deferred income tax benefits	(3,389)	(2,592)
Gain on interest rate swaps	(15,165)	(11,626)
Accounts receivable—affiliate, net	(2,773)	3,032
Other assets and other liabilities, net	2,034	(10,572)

Net cash provided by operating activities	790,426	748,979

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(642,025)	(209,040)
Interest rate swaps	35,523	36,476

Net cash used by investing activities	(606,502)	(172,564)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	200,000	—
Collateral held on interest rate swaps	(20,988)	(24,850)
Cash dividends paid	(530,267)	(490,500)

Net cash used by financing activities	(351,255)	(515,350)

Increase (decrease) in cash and cash equivalents	(167,331)	61,065
Cash and cash equivalents, beginning of year	1,382,021	1,484,535

Cash and cash equivalents, end of period	$1,214,690	1,545,600

CASH PAID FOR
Income taxes	$11,967	17,033
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	251,573	249,514
Loan payments, net, settled through affiliate	$14,339	5,082

See accompanying note to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007 and December 31, 2006

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and nine months ended September 30, 2007, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2006 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2006, including the related notes to consolidated financial statements.

Certain amounts in 2006 were reclassified to conform with the presentation in 2007. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At September 30, 2007, the outstanding balance of these loans purchased from the Bank amounted to $11.4 billion.

DERIVATIVES

In the third quarter of 2007, we adopted FASB Staff Position (FSP) No. FIN 39-1 (FIN 39-1), Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39), which permits netting cash collateral received or posted against the applicable derivative asset or liability in situations where the applicable netting criteria are met. This new interpretation, which the FASB issued in April 2007, is effective January 1, 2008, with early adoption permitted. The FSP required retrospective adoption to earlier periods. Cash collateral payables of $315.7 million and $336.6 million were applied to interest rate swap derivative assets at September 30, 2007 and December 31, 2006, respectively. The interest expense related to cash collateral payables has been reclassified to gain (loss) on interest rate swaps in the consolidated statements of income and totaled $13.0 million and $14.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

At January 1, 2007, Wachovia Funding had no gross unrecognized income tax benefits or related accrued interest and penalties. Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain tax positions. At September 30, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits during the remainder of the year. Wachovia Funding and its subsidiaries file income tax returns in the U.S. federal jurisdiction and are included in certain unitary state income tax returns of Wachovia. With few exceptions, Wachovia Funding and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2000.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2007 and 2006.

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

2007 to 2006 Nine Month Comparison

In the third quarter of 2007, we adopted FASB Staff Position No. FIN 39-1 (FIN 39-1), Amendment of FASB Interpretation No. 39, which permits netting cash collateral received or posted against the applicable derivative asset or liability in situations where the applicable netting criteria are met. We have retrospectively adopted this standard which resulted in a net reduction in total assets and total liabilities in the consolidated balance sheets. In addition, interest expense related to cash collateral has been reclassified to gain (loss) on interest rate swaps in the consolidated statements of income. Please refer to “—Note to Consolidated Financial Statements” for additional information.

Net income available to common stockholders.    We earned net income available to common stockholders of $511.9 million and $504.0 million in the first nine months of 2007 and 2006, respectively. This increase was driven by higher net interest income and a gain on interest rate swaps, partially offset by higher provision for credit losses, loan servicing costs and income tax expense.

Interest Income.    Interest income of $921.4 million in the first nine months of 2007 increased $49.1 million, or 6%, compared with the first nine months of 2006. This was primarily driven by increases in the interest rates received on interest-earning assets compared with the same period one year ago. The average interest rate received on total interest-earning assets was 6.75% in the first nine months of 2007 compared with 6.47% in the first nine months of 2006. Average home equity loans increased $1.4 billion to $12.2 billion compared with the first nine months of 2006 while average commercial loans decreased $1.0 billion to $3.5 billion in the same period due to pay-downs. Average residential mortgages decreased $298.2 million to $986.5 million in the first nine months of 2007 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $11.5 million to $64.4 million in the first nine months of 2007 compared with the first nine months of 2006 driven by the impact of higher average balances and a higher interest rate environment in 2007. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2007 and 2006, are presented below.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$3,458,809	179,426	6.94%	$4,475,095	220,653	6.59%
Home equity loans	12,181,099	632,932	6.95	10,810,145	544,841	6.74
Residential mortgages	986,527	44,562	6.02	1,284,707	53,783	5.58
Interest-bearing deposits in banks and other earning assets	1,629,341	64,443	5.29	1,454,137	52,951	4.87

Total interest-earning assets	$18,255,776	921,363	6.75%	$18,024,084	872,228	6.47%

Interest Expense.    Interest expense increased to $22.5 million in the first nine months of 2007 compared with $13.8 million in the same period one year ago. Interest expense is directly related to our borrowings on our existing line of credit with the Bank. The increase primarily reflects higher average balances and a higher interest rate environment in 2007 and the related impact associated with our existing line of credit with the Bank, which funded our purchases of home equity loans in the fourth quarter of 2006 and the second and third quarters of 2007. At September 30, 2007, $700.0 million was outstanding under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was an expense of $6.0 million in the first nine months of 2007 compared with a benefit of $11.3 million in the first nine months of 2006. The benefit in 2006 represents the changing risk profile of our portfolio from higher risk commercial loans to lower risk home equity loans. The positive impact created by the shift from commercial loans to home equity loans was primarily offset by higher home equity loan charge-offs in the first nine months of 2007 compared with the same period one year ago. See “Critical Accounting Polices” for more information on the allowance for loan losses.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $2.2 million in the first nine months of 2007 compared with a loss of $2.4 million in the first nine months of 2006. The gain in the first nine months of 2007 primarily reflects a lower short-term interest rate environment in the first nine months of 2007 compared with the first nine months of 2006 and, a higher net present value, as a result of the passage of time. Included in gain (loss) on interest rate swaps was expense associated with the derivative cash collateral received of $13.0 million and $14.0 million in the first nine months of 2007 and 2006, respectively.

Loan Servicing Costs.    Loan servicing costs increased $5.7 million to $45.8 million in the first nine months of 2007 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee than other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $32.3 million in the first nine months of 2007 compared with $36.3 million in the first nine months of 2006 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. The markup of 10% in the first nine months of 2007 compares with a markup of 5% in the same period last year.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first nine months of 2007 and 2006, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $11.8 million in the first nine months of 2007 compared with $7.2 million in the first nine months of 2006. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in the first nine months of 2007 was driven by gains on interest rates swaps as well as higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago. In addition, WPR incurred an increase in the effective state tax rate which contributed to the overall increase in income tax expense.

Summary Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net income available to common stockholders decreased to $176.0 million in the third quarter of 2007 compared with $183.9 million in the third quarter of 2006. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $7.7 million to $308.0 million in the third quarter of 2007 compared with the third quarter of 2006. The average interest rate received on total interest-earning assets was 6.82% in the third quarter of 2007 compared with 6.73% in the same quarter one year ago. Average total loans increased $307.5 million in the third quarter of 2007 compared with the third quarter of 2006. Average home equity loans increased $1.4 billion to $13.0 billion compared with the third quarter of 2006 while average commercial loans decreased $866.8 million during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $271.8 million to $914.8 million compared with the third quarter of 2006. Interest income on cash invested in overnight eurodollar deposits increased $4.1 million in the third quarter of 2007 compared with the same period last year.

Provision for credit losses was an expense of $6.3 million in the third quarter of 2007 compared with a benefit of $9.3 million in the third quarter of 2006. The expense in the third quarter of 2007 was driven by growth in our home equity loans portfolio, as well as an increase in risk driven by the current credit environment.

Gains on interest rate swaps were $5.0 million in the third quarter of 2007 compared with $5.7 million in the third quarter of 2006. The lower gain in the third quarter of 2007 primarily reflects a higher magnitude of long-term rates in the third quarter of 2007 compared with the year ago quarter. Partially offsetting was a higher net present value, as a result of the passage of time, compared with the third quarter of 2006. Included in gain (loss) on interest rate swaps was expense associated with the derivative cash collateral received of $4.0 million and $4.9 million in the third quarter of 2007 and 2006, respectively.

Loan servicing costs increased $1.9 million to $16.3 million in the third quarter of 2007 compared with the third quarter of 2006 reflecting higher residential loans balances. Management fees of $11.3 million in the third quarter of 2007 decreased from $12.8 million in the third quarter of 2006 primarily reflecting Wachovia’s decreased allocable expense base.

Income tax expense was $5.4 million in the third quarter of 2007 compared with $4.8 million in the third quarter of 2006. WPR incurred an increase in the effective state tax rate which contributed to the overall increase in income tax expense.

Balance Sheet Analysis

September 30, 2007 to December 31, 2006

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.9 billion at September 30, 2007, compared with $18.4 billion at December 31, 2006. Net loans were 92% and 91% of total assets at September 30, 2007, and at December 31, 2006, respectively.

Loans.    Net loans increased $650.7 million to $17.4 billion at September 30, 2007, compared with December 31, 2006. At September 30, 2007, and at December 31, 2006, home equity loans comprised 76% and 71% of loans, respectively, and commercial loans comprised 19% and 23%, respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $305,000 from December 31, 2006, to $81.7 million at September 30, 2007. The allowance to loans ratio of 0.47% at September 30, 2007, remained relatively flat compared with 0.48% at December 31, 2006.

The reserve for unfunded lending commitments, which is included in other liabilities, was $343,000 at September 30, 2007, compared with $306,000 at December 31, 2006.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps, net.    Interest rate swaps, net, increased to $1.3 million at September 30, 2007, from $658,000 at December 31, 2006, which represents the fair value of our net position in interest rate swaps. The fair value increases during a declining rate environment.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $221.9 million at September 30, 2007, compared with $233.5 million at December 31, 2006. Accounts receivable from affiliate, net, is comprised of intercompany cash transactions related to net loan paydowns and funding with the Bank.

Dividends Payable to Affiliates.    Dividends payable to affiliates was $251.7 million at September 30, 2007, which represents third quarter 2007 accrued dividends payable to Wachovia Preferred Holding and Wachovia of $251.5 million and $211,000, respectively, which were subsequently paid in October 2007.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2007, and at December 31, 2006, unfunded commitments to extend credit were $742.8 million and $814.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At September 30, 2007, $700.0 million was outstanding under the line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2006 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 25% of variable rate loans at September 30, 2007. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

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

At September 30, 2007, approximately 75% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2007, $5.5 billion, or 29% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2007, our liabilities were $1.0 billion, or 6%, of our assets, while stockholders’ equity was $17.9 billion, or 94%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $13.1 billion of fixed rate loans and loan participations was approximately $12.5 billion and the fair value of $4.3 billion of variable rate loans and loan participations was approximately $4.2 billion at September 30, 2007.

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

At September 30, 2007, our position in interest rate swaps was an asset of $520.1 million, a liability of $203.1 million, and a cash collateral payable of $315.7 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	5.69	—	—	5.69
Interest Rate Swap Liabilities
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	5.69	—	—	5.69
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2007.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2007, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 5.69%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.72 years, weighted average receive rate of 5.69% and weighted average pay rate of 5.72% at September 30, 2007. Since the swaps have a weighted average maturity of 4.72 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2007.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $7.7 million or $15.6 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $7.4 million or $14.6 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

As of September 30, 2007, our existing borrowings on our line of credit with the Bank totaled $700.0 million.

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

Fair Value Measurement.    In September 2006, FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value under U.S. generally accepted accounting principles, expands disclosures about fair value measurement and provides new income recognition criteria for certain derivative contracts. SFAS 157 does not establish any new fair value measurements itself; rather it defines fair value for other accounting standards that require the use of fair value for recognition or disclosure. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable.

Both SFAS 157 and SFAS 159 are effective January 1, 2008, with early adoption permitted on January 1, 2007. We will adopt these standards on January 1, 2008, and are currently assessing the impact of adoption on our consolidated financial position and results of operations. The effect of adopting SFAS 157 will be recorded either directly to first quarter 2008 results of operations or as a cumulative effect of a change in accounting principle through an adjustment to beginning retained earnings on January 1, 2008, depending on the nature of the financial adjustment to which the new fair value measurement is being applied. The transition adjustment for SFAS 159 will be recorded as a cumulative effect of a change in accounting principle through an adjustment to beginning retained earnings on January 1, 2008.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2007	2006
RATIOS
Return on average assets	5.77%	5.69
Return on average stockholders’ equity	5.99	5.84
Average stockholders’ equity to average assets	96.28	97.29
Dividend payout ratio	97.27%	94.63

Table 2 LOANS
(In thousands)	September 30, 2007	December 31, 2006
COMMERCIAL LOANS
Commercial and commercial real estate	$3,249,238	3,780,111

RESIDENTIAL LOANS
Residential mortgages	894,863	1,104,171
Home equity loans	13,327,533	11,943,268

Total loans	17,471,634	16,827,550
Unearned income	25,486	32,133

Total loans, net of unearned income	$17,446,148	16,795,417

Table 3 LOAN LOSSES AND RECOVERIES
	Nine Months Ended September 30,
(In thousands)	2007	2006
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$81,350	96,115
Provision for credit losses	5,938	(11,065)
Allowance related to loans sold	(28)	(348)
Net charge-offs	(5,605)	(3,007)

Balance, end of period	$81,655	81,695

as a % of loans, net	0.47%	0.50

as a % of nonaccrual loans	298%	435

LOAN LOSSES
Commercial and commercial real estate loans	$—	36
Residential mortgages	378	288
Home equity loans	6,138	3,225

Total loan losses	6,516	3,549

	Nine Months Ended September 30,
(In thousands)	2007	2006
LOAN RECOVERIES
Commercial and commercial real estate loans	86	31
Residential mortgages	215	124
Home equity loans	610	387

Total loan recoveries	911	542

Net charge-offs	$5,605	3,007

Total net charge-offs as a % of average loans, net	0.04%	0.02

Table 4 NONACCRUAL LOANS
(In thousands)	September 30, 2007	December 31, 2006
Commercial and commercial real estate loans	$1,242	1,970
Residential mortgages	7,312	6,773
Home equity loans	18,881	10,939

Total nonaccrual loans	$27,435	19,682

as a % of loans, net	0.16%	0.12

Accruing loans past due 90 days	$5,373	9,772

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2007	2006
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$306	513
Provision for credit losses	37	(232)

Balance, end of period	$343	281

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

(b)    Reports on Form 8-K.

During the quarter ended September 30, 2007, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ PETER M. CARLSON
Peter M. Carlson Senior Vice President

Date: November 13, 2007

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