Form 10-K
period 2007-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2008-03-28
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2007, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

As of January 31, 2008, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2008.	Part III-Items 10, 11, 12, 13 and 14.

Item 15(a) of Wachovia Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (excluding the list of exhibits incorporated therein by reference).

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

Item 1.    Business.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and Wachovia Corporation (“Wachovia”) and an indirect subsidiary of Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 88.17% of our Series D preferred securities, while the remaining 11.83% is owned by 108 employees of Wachovia or its affiliates.

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 533.3 shares or 79.96%, 127 shares or 19.04% are owned by employees of Wachovia or its affiliates and 6.7 shares or 1.00% are owned by Wachovia.

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

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The remainder of our assets was acquired directly from the Bank. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties.

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

Residential Mortgage Loans

We have acquired both conforming and non-conforming residential mortgage loans from the Bank. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Under current regulations, the maximum principal balance allowed on conforming residential mortgage loans ranges from $417,000 for one-unit residential loans to $801,950 for four-unit residential loans. Non-conforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. A majority of the non-conforming residential mortgage loans acquired by us to date are non-conforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

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

Asset Acquisition and Disposition Policies.    It is our policy to purchase, or accept as capital contributions, loans or participation interests in loans from the Bank or its affiliates that generally are:

•	performing, meaning they are current;
•	unencumbered; and
•	secured by real property such that they are REIT Qualified Assets.

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

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2007, we did not hold any mortgage-backed securities.

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

Included in loan servicing costs were fees paid to the Bank for the years ended December 31, 2007 and 2006, of $61.8 million and $54.2 million, respectively. In 2007 and 2006, the monthly fee with respect to the commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.025% per annum. For home equity loans, the monthly fee was equal to the outstanding principal balance of each loan multiplied by 0.50% per annum.

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

For more information concerning Wachovia and the Bank, please see Part IV, Item 15(a) of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference) and Wachovia’s supplementary consolidating financial information as of December 31, 2007 and 2006, and for the three years ended December 31, 2007, which is filed herewith as Exhibit (99)(a).

Employees

We have two executive officers and approximately 15 additional non-executive officers. Our executive officers are also executive officers of Wachovia. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wachovia and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 108 employees of Wachovia or its affiliates, including certain of the executive officers and non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 1620 East Roseville Parkway, Roseville, California 95661 (telephone number (916) 787-9090).

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

•	the availability of credit to refinance loans at or prior to maturity; and

•	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations.

If we lose our exemption under the Investment Company Act it could have a material adverse effect on us.

We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If a change in the laws or the interpretations of those laws were to occur we could be required to either change the manner in which we conduct our operations to avoid being required to register as an investment company or register as an investment company, either of which could have a material adverse effect on us and the price of our securities. Further, in order to ensure that we at all times continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is somewhat higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may lower at times our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company.

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

Dividends

For the year ended December 31, 2007, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share of its Series A preferred securities, (ii) cash dividends of $1.79 per share of its Series B preferred securities, (iii) cash dividends of $61.76 per share of its Series C preferred securities, and (iv) cash dividends of $85.00 per share of its Series D preferred securities. The Series A, Series B and Series C preferred securities were issued in November 2002. Wachovia Funding also paid dividends of $6.67 per share on its common stock in 2007. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are also executive officers of Wachovia and receive certain equity-based compensation from Wachovia. See “Executive Compensation” in our definitive proxy statement to be filed no later than April 29, 2008, for more information on such equity-based compensation.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data for the five years ended December 31, 2007, are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K and Wachovia’s unaudited supplementary consolidating financial information as of December 31, 2007 and 2006, and for the three years ended December 31, 2007, which includes certain consolidated financial information for the Bank, which is filed herewith as Exhibit (99)(a).

	Years Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
INCOME STATEMENT DATA
Net interest income (a)	$1,200,226	1,157,209	801,809	400,653	381,609
Provision for credit losses	21,162	(9,251)	1,211	(3,390)	15,278
Other income (a)	7,754	(2,846)	(7,309)	13,914	14,288
Noninterest expense	102,947	104,039	67,641	39,882	26,846
Net income	$1,067,033	1,046,154	721,522	372,419	348,477
BALANCE SHEET DATA
Cash and cash equivalents	$1,394,729	1,382,021	1,484,535	970,667	926,175
Loans, net of unearned income	16,606,273	16,795,417	16,196,661	10,909,529	11,137,614
Allowance for loan losses	(93,095)	(81,350)	(96,115)	(99,932)	(104,201)
Interest rate swaps (a)	1,589	658	411	459,838	519,006
Total assets (a)	18,233,647	18,427,969	17,896,219	12,316,637	12,511,277
Collateral held on interest rate swaps (a)	—	—	—	458,265	519,460
Total liabilities (a)	389,905	596,777	100,569	555,021	761,723
Total stockholders’ equity	$17,843,742	17,831,192	17,795,650	11,761,616	11,749,554
SELECTED OTHER INFORMATION
Nonperforming loans	$36,829	19,682	20,353	20,247	18,508
Nonperforming loans as a % of total loan	0.22%	0.12	0.13	0.19	0.17
Nonperforming loans as a % of total assets	0.20	0.11	0.11	0.16	0.15
Allowance for loan losses as a % of nonperforming loans	252.78	413.32	472.24	493.56	563.01
Allowance for loan losses as a % of total loans	0.56%	0.48	0.59	0.92	0.94

(a)	Amounts for the years 2004 and 2003 have not been restated for the adoption of FASB Staff Position No. Fin-39.1. Please refer to “—Notes to Consolidated Financial Statements” for additional information.

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

For the tax year ended December 31, 2007, we expect to be taxed as a REIT and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels we believe are adequate to absorb probable losses inherent in the loan portfolio and unfunded commercial lending commitments as of the date of the consolidated financial statements. We monitor qualitative and quantitative credit metrics and trends, including changes in the levels of past due, criticized and nonperforming loans as part of our allowance modeling process. In addition, we rely on estimates and exercise judgment in assessing credit risk.

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

Our model for the allowance for loan losses has four components: formula-based components for both the commercial and consumer portfolios, each including a factor for historical loss variability, a reserve for impaired commercial loans and an unallocated component.

For commercial loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed by credit grade. Average losses for each credit grade reflect the annualized historical default rate and the average losses realized for defaulted loans.

For consumer loans, the formula-based component of the allowance for loan losses is based on statistical estimates of the average losses observed by product classification. We compute average losses for each product class using historical loss data, including analysis of delinquency patterns, origination vintage and various credit risk forecast indicators.

For both commercial and consumer loans, the formula-based components include additional amounts to establish reasonable ranges that consider observed historical variability in losses. This historical loss variability component represents a measure of the potential for significant volatility above average losses over short periods. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, geographic data, portfolio-specific risks or concentrations, and macroeconomic conditions.

At December 31, 2007, the formula-based components of the allowance were $33.6 million for commercial loans and $59.5 million for consumer loans compared with $40.5 million and $40.8 million, respectively, at December 31, 2006.

When applicable, we have established specific reserves within the allowance for loan losses for impaired loans, which we define as commercial loans on nonaccrual status. We individually review any impaired loans with a minimum total exposure of $5.0 million. The reserve for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. No other reserve is provided on impaired loans that are individually reviewed. At December 31, 2007 and 2006, we did not have any impaired loans over $5.0 million.

The allowance for loan losses may be supplemented with an unallocated component which reflects the inherent uncertainty of our estimates. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another as warranted by facts and circumstances. We anticipate the unallocated component of the allowance will generally not exceed 5 percent of the total allowance for loan losses. There was no unallocated component at December 31, 2007 or 2006.

The reserve for unfunded lending commitments, which relates only to commercial business where our intent is to classify the funded loan in the loan portfolio, is based on a modeling process that is consistent with the methodology described above for the commercial portion of the allowance for loan losses. In addition, this model includes as a key factor the historical average rate at which unfunded commercial exposures have been funded at time of default. At December 31, 2007 and 2006, the reserve for unfunded lending commitments was $488 thousand and $306 thousand, respectively.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2007, 2006 and 2005.

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

In each of the years in the three-year period ended December 31, 2007, Wachovia Funding purchased loans from the Bank at fair value. In 2007, 2006, and 2005, Wachovia Funding paid $3.7 billion, $5.2 billion and $4.2 billion, respectively, for residential loans.

2007 to 2006 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $679.6 million and $670.5 million in 2007 and 2006, respectively. This increase was driven by higher net interest income and a gain on interest rate swaps, partially offset by higher provision for credit losses, loan servicing costs, income tax expense and dividends on preferred stock.

Interest Income.    Interest income of $1.2 billion in 2007 increased $54.2 million, or 5%, compared with 2006. This was primarily driven by increases in the interest rates received on interest-earning assets compared with the same period a year ago. The average interest rate received on total interest-earning assets was 6.73% in 2007 compared with 6.53% in 2006. Average home equity loans increased $1.4 billion to $12.4 billion compared with 2006 while average commercial loans decreased $944.7 million to $3.4 billion in the same period due to pay-downs. Average residential mortgages decreased $283.2 million to $957.6 million in 2007 compared with 2006. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $4.7 million to $78.5 million in 2007 compared with 2006 driven by the impact of higher average balances and a higher interest rate environment in 2007. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2007, are presented below.

	Year Ended December 31, 2007			Year Ended December 31, 2006
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$3,388,175	231,161	6.82%	$4,332,833	289,321	6.68%
Home equity loans	12,372,049	861,407	6.96	10,937,891	740,679	6.77
Residential mortgages	957,583	57,765	6.03	1,240,805	70,852	5.71
Interest-bearing deposits in banks and other earning assets	1,531,125	78,511	5.13	1,481,047	73,823	4.98

Total earning assets	$18,248,932	1,228,844	6.73%	$17,992,576	1,174,675	6.53%

The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2007, is presented below.

	2007 Compared with 2006
(In thousands)	Interest Income Variance	Variance Attributable to (a)
		Rate	Volume
EARNING ASSETS
Commercial loans	$(58,160)	5,604	(63,764)
Home equity loans	120,728	22,243	98,485
Residential mortgages	(13,087)	3,542	(16,629)
Interest-bearing deposits in banks and other earning assets	4,688	2,156	2,532

Total earning assets	$54,169	33,545	20,624

(a)	Changes that are not directly attributable to rate or volume are allocated to both rate and volume on an equal basis.

Interest Expense.    Interest expense increased to $28.6 million in 2007 compared with $17.5 million a year ago. Interest expense is directly related to our borrowings on our existing line of credit with the Bank, which funded our purchases of home equity loans in the first, second and fourth quarters of 2006 and the second and third quarters of 2007. The increase primarily reflects higher average balances and a higher interest rate environment in 2007. At December 31, 2007, $300.0 million was outstanding under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was $21.2 million in 2007 compared with a net benefit of $9.3 million in 2006. The increase in the provision for credit losses was driven mostly by the effect of significant weakness in certain housing markets. See “Critical Accounting Policies” for more information on the allowance for loan losses.

Gain (Loss) on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $7.6 million in 2007 compared with a loss of $3.0 million in 2006. The gain in 2007 primarily reflects a lower short-term interest rate environment in 2007 compared with 2006 and a higher net present value as a result of the passage of time. Included in gain (loss) on interest rate swaps was expense associated with the derivative cash collateral received of $16.6 million and $18.9 million in 2007 and 2006, respectively.

Loan Servicing Costs.    Loan servicing costs increased $7.9 million to $62.1 million in 2007 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee relating to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $39.1 million in 2007 compared with $47.6 million in 2006 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee on a monthly basis to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. The markup of 10% in 2007 compares with a markup of 5% in the prior year.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2007 and 2006, these costs were not significant.

Income Taxes.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $16.8 million in 2007 compared with $13.4 million in 2006. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in 2007 was driven by gains on interest rates swaps as well as higher interest income on cash invested in overnight eurodollar deposits compared with the prior year.

In the third quarter of 2007, we adopted FASB Staff Position No. FIN 39-1 (FIN 39-1), Amendment of FASB Interpretation No. 39, which permits netting cash collateral received or posted against the applicable derivative asset or liability in situations where the applicable netting criteria are met. We have retrospectively adopted this standard which resulted in a net reduction in total assets and total liabilities in the consolidated balance sheets. In addition, interest expense related to cash collateral received has been reclassified to gain (loss) on interest rate swaps in the consolidated statements of income. Please refer to “—Notes to Consolidated Financial Statements” for additional information.

2007 to 2006 Fourth Quarter Comparison

Net income available to common stockholders increased to $167.6 million in the fourth quarter of 2007 compared with $166.5 million in the fourth quarter of 2006. The majority of the income for both quarters was associated with interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $2.6 million to $301.4 million in the fourth quarter of 2007 compared with the fourth quarter of 2006 due to the impact of a higher yielding mix of loans. Average loans of $17.0 billion in the fourth quarter of 2007 increased $650.8 million, or 4%, from the fourth quarter of 2006. This increase was driven by higher average home equity loans of $12.9 billion compared with $11.3 billion in the fourth quarter of 2006. Substantially offsetting the increase was a $732.1 million, or 19%, decrease in commercial loans and a $238.8 million, or 22%, decrease in residential mortgages compared to the same period in 2006.

Provision for credit losses was $15.2 million in the fourth quarter of 2007 compared with $2.0 million in the fourth quarter of 2006. The higher provision expense in the fourth quarter of 2007 was driven mostly by the effect of significant weakness in certain housing markets.

Gains on interest rate swaps were $5.4 million in the fourth quarter of 2007 compared with a loss of $619 thousand in the fourth quarter of 2006. The gain in the fourth quarter of 2007 primarily reflects lower long-term interest rates and a higher net present value, as a result of the passage of time, compared with the fourth quarter of 2006.

Loan servicing costs increased $2.2 million to $16.3 million in the fourth quarter of 2007 compared with the fourth quarter of 2006 reflecting higher residential loan balances. Management fees of $6.8 million in the fourth quarter of 2007 decreased $4.5 million over the fourth quarter of 2006 reflecting Wachovia’s decreased allocable expense base.

Income tax expense was $5.0 million in the fourth quarter of 2007 compared with $6.2 million in the fourth quarter of 2006. The lower income tax expense in the fourth quarter of 2007 was driven by lower interest income on cash invested in overnight Eurodollar deposits compared with the fourth quarter of 2006, partially offset by gains on interest rate swaps in the fourth quarter of 2007 compared with losses on interest rate swaps in same quarter one year ago.

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

Interest Expense.    Interest expense increased to $17.5 million in 2006 from $4.2 million in 2005. This increase reflects borrowing on our existing line of credit with the Bank, which was incurred to fund our purchases of home equity loans. The outstanding balance on our line of credit with the bank totaled $500.0 million at the end of 2006.

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

Gain (Loss) on Interest Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The loss on interest rate swaps was $3.0 million in 2006 compared with a loss of $7.6 million in 2005. The lower loss in 2006 compared with the prior year primarily reflects a lower magnitude of long-term interest rate increases and a higher net present value, as a result of the passage of time, compared with the same period one year ago.

Loan Servicing Costs.    Loan servicing costs increased $23.9 million to $54.2 million in 2006 compared to the prior year, which reflects the impact of the $6.0 billion contribution, as well as the impact of reinvesting commercial loan pay-downs in residential loans, which have a higher servicing fee. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $47.6 million in 2006 compared with $34.7 million in 2005 due to higher qualifying asset balances which primarily reflect the impact of the $6.0 billion contribution. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fees to affiliates that have over $10.0 million in qualifying assets on a monthly basis. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a then applicable 5% markup.

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

Balance Sheet Analysis

December 31, 2007 to December 31, 2006

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At December 31, 2007 and December 31, 2006, total assets were $18.2 billion and $18.4 billion, respectively. Net loans were 91% of total assets at both December 31, 2007 and December 31, 2006.

Loans.    Net loans decreased $189.1 million to $16.6 billion at December 31, 2007, compared with December 31, 2006, primarily reflecting an increase in home equity loans resulting from $3.7 billion in reinvestments offset by pay-downs across the entire portfolio. At December 31, 2007 and December 31, 2006, home equity loans comprised 76% and 71% of loans, respectively, and commercial loans comprised 19% and 23%, respectively. See the “Allowance for Loan Losses” section of “Critical Accounting Policies” and Table 2, Loan Losses and Recoveries of Past Due Loans, following “—Accounting and Regulatory Matters” for additional information related to loans.

Commercial loan maturities for the years ended December 31, 2007 and 2006, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2007	2006
FIXED RATE
1 year or less	$8,215	11,090
1-5 years	86,023	70,062
After 5 years	109,468	123,733

Total fixed rate	203,706	204,885

ADJUSTABLE RATE
1 year or less	755,600	700,003
1-5 years	1,234,376	1,681,105
After 5 years	959,272	1,194,118

Total adjustable rate	2,949,248	3,575,226

Total	$3,152,954	3,780,111

Allowance for Loan Losses.    The allowance for loan losses increased $11.7 million from December 31, 2006, to $93.1 million at December 31, 2007. The allowance to loans ratio increased to 0.56% at December 31, 2007, compared with 0.48% at December 31, 2006, reflecting overall credit quality deterioration principally in the consumer real estate portfolio due to the downturn in the housing market. See Table 2, Loan Losses and Recoveries and Past Due Loans, following “—Accounting and Regulatory Matters” for additional information.

The reserve for unfunded lending commitments, which is included in other liabilities, was $488 thousand at December 31, 2007, compared with $306 thousand at December 31, 2006. The increase related to increased risk in the portfolio.

Interest Rate Swaps.    Interest rate swaps increased to $1.6 million at December 31, 2007, from $658 thousand at December 31, 2006, which represents the fair value of our net position in interest rate swaps. The fair value increases during a declining interest rate environment and as cash is received.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $229.8 million at December 31, 2007, compared with $233.5 million at December 31, 2006, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2007 and 2006, unfunded commitments to extend credit were $655.7 million and $814.7 million, respectively. The decrease in unfunded commitments was largely due to the timing of pay-downs and the expiration of commitments on commercial loans.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At December 31, 2007, borrowings on our line of credit with the Bank totaled $300 million. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

Credit Risk Management

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. We incur credit risk by investing in lending and lending-related assets. The nature and amount of credit risk depends on the type of transaction, the structure of that transaction and the parties involved. Credit risk is central to the profit strategy in lending. Since our assets are currently primarily loans originated by the Bank, which is a subsidiary of Wachovia, the following is a discussion of Wachovia’s credit risk management strategies.

Credit risk is managed through a combination of policies and procedures and authorities that are tracked and regularly updated in a centralized database. Wachovia’s board of directors grants credit authority to the chief executive officer, who in turn has delegated that authority to the chief risk officer. Credit authorities are further delegated through the independent risk management organization. Most authority to approve credit exposure is granted to officers in the risk management organization who are experienced in the industries and loan structures over which they have responsibility, and are independent of the officers who are responsible for generating new business.

There are two processes for approving credit risk exposures. The first process involves standard approval structures (such as rapid decision scorecards) for use in retail, certain small business lending and most trading activities. The second process involves individual approval of commercial exposures based, among other factors, on the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, the type of exposure, the transaction structure and the general economic outlook.

Wachovia’s credit risk review is an independent unit that performs risk process reviews and evaluates a representative sample of individual credit extensions. Credit risk review has the authority to change internal risk ratings and has the responsibility to assess the adequacy of credit underwriting and servicing practices. This unit reports directly to the chief risk officer and to the Risk Committee of Wachovia’s board of directors.

Retail Credit.    In retail lending, we manage credit risk primarily from a portfolio view. The risk management division, working with the lines of business, determines the appropriate risk and return profile for each portfolio, using a variety of tools including quantitative models and scorecards tailored to meet our specific needs.

By incorporating these models and policies into computer programs or “decisioning engines”, much of the underwriting is automated. Once a line of credit or other retail loan is extended, it is continuously monitored for changes in delinquency trends and other asset quality indicators. Delinquency action on individual credits is taken monthly or as needed if collection efforts are required.

Commercial Credit.    All commercial exposures, both in the form of loans and commitments to lend, are assigned internal risk ratings that reflect the probability of the borrower default on any obligation and the probable loss in the event of a default. Commercial credit extensions are also evaluated using a Risk Adjusted Return on Capital (“RAROC”) model that considers pricing, internal risk ratings, loan structure and tenor, among other variables. This produces a risk and return analysis, enabling the efficient use of economic capital attributable to credit risk. The same credit processes and checks and balances are used for unfunded commitments as for funded exposures.

Wachovia’s Credit Risk Committee approves policy guidelines that limit the maximum level of credit exposure to individual commercial borrowers or a related group of borrowers. These guidelines are based on the internal ratings associated with the credit facilities extended to each borrower as well as on the economic capital associated with them. Concentration risk is also managed through geographic and industry diversification and loan quality factors. Wachovia’s credit risk committee approves industry concentration and country exposure limits.

Borrower exposures may be designated as “watch list” accounts when warranted as a result of either environmental factors or individual company performance. Such accounts are subjected to additional review by the business line management, risk management and credit risk review staffs, and Wachovia’s chief risk officer in order to adequately assess the borrower’s credit status and to take appropriate action. Wachovia has also established special teams composed of highly skilled and experienced lenders to manage problem credits and to handle commercial recoveries, workouts and problem loan sales.

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

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of the Wachovia Funding loan portfolio for the states with more than five percent of the total loans outstanding at December 31, 2007 and 2006.

State	2007	2006
Florida	19%	21
New Jersey	17	17
Pennsylvania	14	13
North Carolina	12	13
Virginia	10	9
Georgia	7	6
All other states	21	21

Total	100%	100

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 25% of variable rate loans at December 31, 2007. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At December 31, 2007, approximately 75% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2007, $5.5 billion, or 30% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2007, our liabilities were $389.9 million, or 2% of our assets, while stockholders’ equity was $17.8 billion, or 98% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2007, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. The fair value of $12.5 billion of fixed rate loans and loan participations was approximately $11.7 billion and the fair value of $4.1 billion of variable rate loans was approximately $4.0 billion at December 31, 2007.

	December 31, 2007
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$1,392,866	300	—	—	—	1,393,166
Loans and loan participations
Fixed rate	—	333,528	465,375	323,847	11,356,930	12,479,680
Variable rate	—	764,133	699,662	572,615	2,114,097	4,150,507

Total rate-sensitive assets	$1,392,866	1,097,961	1,165,037	896,462	13,471,027	18,023,353

Total rate-sensitive liabilities	$—	300,000	—	—	—	300,000

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

At December 31, 2007, our position in interest rate swaps was an asset of $555.3 million, a liability of $264.7 million, and a cash collateral payable of $289.0 million which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

	December 31, 2007
(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
INTEREST RATE SWAP ASSETS
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	4.99	—	—	4.99
INTEREST RATE SWAP LIABILITIES
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	4.99	—	—	4.99
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at December 31, 2007.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At December 31, 2007, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.47 years, weighted average receive rate of 7.45% and weighted average pay rate of 4.99%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.47 years, weighted average receive rate of 4.99% and weighted average pay rate of 5.72% at December 31, 2007. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2007.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $7.1 million or $14.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $6.9 million or $13.5 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This risk is inherent in all of Wachovia’s businesses. Operational risk is divided into the following functional risk areas: vendor, compliance, technology, financial, fiduciary, human capital, business continuity planning, legal, change and implementation risk, and internal and external fraud.

Operational risk is managed through a Wachovia enterprise-wide framework for organizational structure, processes and technologies. This framework is maintained by an independent operational risk team that reports to the risk management group. This team is composed of a corporate operational risk group and operational risk leaders aligned with Wachovia’s business units and support functions. In addition to our self assessment process, Wachovia also focuses on training, education and development of a risk management culture that reinforces the message that all employees are responsible for the management of operational risk.

One component of operational risk is compliance risk. Compliance risk is managed by Wachovia’s compliance group, which works within the business lines but reports centrally to the risk management group under the leadership of Wachovia’s chief compliance officer, who reports to the Wachovia chief executive officer. This structure allows compliance risk management to consult with the business unit as policies and procedures are developed, and it enables close monitoring of daily activities. As part of Wachovia’s compliance program, Wachovia devotes significant resources to combat money laundering and terrorist financing, and to safeguard Wachovia’s customers’ data.

Managing merger risk and change in general is another key component of operational risk. Wachovia uses a well-documented, disciplined process to manage the inherent risk of change (for example, merger integrations, outsourcing and new product developments) and to assess organizational readiness. The organizational readiness assessment process provides readiness and risk information related to staffing, training, customer communication, compliance, vendors, corporate real estate, technology infrastructure, application systems, operational support and reconcilement. Wachovia pays close attention to the overall organizational capacity and interdependencies, and to Wachovia’s ability to execute.

Wachovia also focuses on managing other key operational risks such as business continuity, reliance on vendors, and privacy and information security. These risks are not unique to our institution and are inherent in the financial services industry. Wachovia links business performance measurements to operational risk through risk profiles, quality of the internal controls and capital allocation.

Liquidity Risk Management

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. In Wachovia’s liquidity management process, Wachovia focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet Wachovia’s needs.

Funding sources primarily include customer-based core deposits, purchased funds, collateralized borrowings, cash flows from operations, and asset securitizations and sales. Cash flows from operations are a significant component of liquidity risk management and consider both deposit and debt maturities and the scheduled cash flows from loan and investment maturities and payments, along with dividend payments.

Wachovia purchases funds on an unsecured basis in the federal funds, commercial paper, bank note, national certificate of deposit and long-term debt markets. In addition, Wachovia routinely uses securities in their trading and available for sale portfolios as collateral for secured borrowings. In the event of severe market disruptions, as occurred in the second half of 2007, Wachovia had access to secured borrowings through the Federal Reserve Bank. Wachovia has continued to be a net provider of liquidity to the industry during the market disruption. Wachovia’s ability to access unsecured funding markets and the cost of funds acquired in these markets are primarily dependent on Wachovia’s credit rating, which is currently P-1/A-1+/F1+ for short-term paper and Aa3/AA-/AA- for senior debt (Moody’s, Standard & Poor’s and Fitch, respectively). Wachovia’s goal is to maintain a long-term AA credit rating. Wachovia believes a long-term credit rating of AA will provide Wachovia with many benefits, including access to additional funding sources at lower rates (assuming a static interest rate environment). Conversely, a downgrade from Wachovia’s current long-term debt ratings would have an adverse impact, including higher costs of funds, access to fewer funding sources and possibly triggering liquidity agreements. Providing funding under liquidity agreements could result in Wachovia forgoing more profitable lending and investing opportunities as well as dividend payments because of funding constraints.

Asset securitizations provide an alternative source of funding. Wachovia does not rely heavily on the securitization markets as a source of funds but instead Wachovia uses securitizations to diversify risk and manage regulatory capital levels. Widening of the credit spreads in the securitization market, as has occurred in the market disruption, may make accessing these markets undesirable. If securitizations become undesirable, Wachovia may discontinue certain lending activities and/or increase Wachovia’s reliance on alternative funding sources.

The asset and liability committee is responsible for liquidity risk management. This committee approves liquidity limits and receives thorough periodic reports on Wachovia’s liquidity position. Liquidity reports detail compliance with limits and with guidelines. They include a review of forecasted liquidity needs based on scheduled and discretionary asset and liability maturities. They evaluate the adequacy of funding sources to meet these needs. In addition, stress tests are evaluated to determine required levels of funding in an adverse environment as was the case during the second half of 2007. These stress tests include reduced access to traditional funding sources in addition to unexpected draw-downs of contingent liquidity exposures.

Throughout 2007, Wachovia maintained an excess level of liquidity in order to serve customers’ needs and to be a source of liquidity to the industry during the market disruption. As a consequence, higher levels of assets on the balance sheet, particularly securities, reduced Wachovia’s capital ratios and negatively affected net interest income and the net interest margin.

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

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on the line of credit that we have with the Bank. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the federal funds rate. During 2007, we made various draws which totaled $1.6 billion under our line of credit with the Bank with a maximum of $1.3 billion outstanding at any point in time. The outstandings on the line of credit with the Bank totaled $300 million at the end of 2007.

At December 31, 2007, our liabilities principally consist of borrowings on the line of credit with the Bank. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Wachovia’s disclosure committee, which includes senior representatives of Wachovia from its treasury, risk, legal, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepare and review monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s Disclosure Committee and Wachovia’s internal audit division, and Wachovia’s independent auditors, who are also our independent auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information are also reviewed with the Audit Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis.

In addition, accounting representatives of Wachovia’s finance division meet with representatives of the primary federal banking regulators on a quarterly basis to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or implementation of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also meet with the federal banking regulators on a semiannual basis.

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

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Note to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet these criteria. We met these criteria in 2007 and 2006 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in “Results of Operations”.

Eurodollar deposits with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2007, we have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

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

In 2007, we paid the Bank $3.7 billion in cash for home equity loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $1.6 billion under our existing line of credit with the Bank and incurred $28.6 million in interest expense owed to the Bank in 2007. The interest accrued under this line of credit at a rate equal to the federal funds rate. Our existing borrowings on our line of credit with the Bank totaled $300 million at December 31, 2007. The Notes to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

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

Fair Value Measurement.    In September 2006, FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value under U.S. generally accepted accounting principles, expands disclosures about fair value measurement and provides net income recognition criteria for certain derivative contracts. SFAS 157 does not establish any new fair value measurements itself; rather it defines fair value for other accounting standards that require the use of fair value for recognition or disclosure. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable.

Both SFAS 157 and SFAS 159 are effective January 1, 2008, with early adoption permitted on January 1, 2007. We adopted these standards on January 1, 2008, with no impact of adoption on our consolidated financial position and results of operations.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2007	2006	2005
RATIOS
Return on average assets	5.74%	5.70	4.77
Return on average stockholders’ equity	5.95	5.84	4.86
Average stockholders’ equity to average assets	96.38	97.53	98.31
Dividend payout ratio	98.82%	96.60	90.18

Table 2 LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS
	Years Ended December 31,
(In thousands)	2007	2006	2005
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$81,350	96,115	99,932
Provision for credit losses	20,980	(9,044)	1,426
Allowance relating to loans sold	(366)	(1,635)	(1,526)
Allowance related to loans contributed by the Bank	—	—	2,057
Net charge-offs	(8,869)	(4,086)	(5,774)

Balance, end of year	$93,095	81,350	96,115

LOAN LOSSES
Commercial and commercial real estate loans	$—	148	1,976
Residential mortgages	397	418	56
Home equity	9,529	4,186	4,614

Total loan losses	9,926	4,752	6,646

LOAN RECOVERIES
Commercial and commercial real estate loans	86	12	454
Residential mortgages	215	125	—
Home equity	756	529	418

Total loan recoveries	1,057	666	872

Net charge-offs	$8,869	4,086	5,774

Total net charge-offs as % of average loans, net	0.05%	0.02	0.04

Accruing loans past due 90 days	$16,262	9,772	7,954

Table 3 RESERVE FOR UNFUNDED LENDING COMMITMENTS
	Years Ended December 31,
(In thousands)	2007	2006	2005
Balance, beginning of year	$306	513	728
Provision for credit losses	182	(207)	(215)

Balance, end of year	$488	306	513

Table 4    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2007		2006		2005		2004		2003
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial loans	$33,586	19%	$40,518	22%	$55,785	31%	$83,621	61%	$56,901	79%
Residential mortgages	962	5	2,164	7	6,112	9	4,162	19	6,835	17
Home equity loans	58,547	76	38,668	71	34,218	60	12,149	20	1,637	4
Unallocated	—	—	—	—	—	—	—	—	38,828	—

Total	$93,095	100%	$81,350	100%	$96,115	100%	$99,932	100%	$104,201	100%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2007, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Wachovia Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting for Wachovia Preferred Funding Corp. (“Wachovia Funding”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over Wachovia Funding’s financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent, registered public accounting firm, has audited Wachovia Funding’s consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 as stated in their report which is included herein. This Annual Report on Form 10-K does not include an attestation report of Wachovia Funding’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Wachovia Funding’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Wachovia Funding to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Information to be reported under this Part III of Form 10-K is incorporated by reference to our definitive proxy statement to be filed no later than April 29, 2008, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2007, are included in this report at the pages indicated.

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

December 31, 2007, 2006 and 2005

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp., an indirect subsidiary of Wachovia Corporation, and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Wachovia Preferred Funding Corporation changed its method of accounting for collateral associated with derivative contracts during 2007.

/s/    KPMG LLP

Charlotte, North Carolina

March 28, 2008

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share data)	2007	2006
ASSETS
Cash and cash equivalents	$1,394,729	1,382,021
Loans, net of unearned income	16,606,273	16,795,417
Allowance for loan losses	(93,095)	(81,350)

Loans, net	16,513,178	16,714,067

Interest rate swaps, net	1,589	658
Accounts receivable—affiliates, net	229,785	233,459
Other assets	94,366	97,764

Total assets	$18,233,647	18,427,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	300,000	500,000
Deferred income tax liabilities	70,365	73,734
Dividends payable to affiliates	—	131
Other liabilities	19,540	22,912

Total liabilities	389,905	596,777

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2007 and 2006	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2007 and 2006	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2007 and 2006	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2007 and 2006	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	374,213	361,663

Total stockholders’ equity	17,843,742	17,831,192

Total liabilities and stockholders’ equity	$18,233,647	18,427,969

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data and average shares)	2007	2006	2005
INTEREST INCOME	$1,228,844	1,174,675	806,005
INTEREST EXPENSE	28,618	17,466	4,196

Net interest income	1,200,226	1,157,209	801,809
Provision (benefit) for credit losses	21,162	(9,251)	1,211

Net interest income after provision (benefit) for credit losses	1,179,064	1,166,460	800,598

OTHER INCOME
Gain (loss) on interest rate swaps	7,565	(3,019)	(7,550)
Other income	189	173	241

Total other income	7,754	(2,846)	(7,309)

NONINTEREST EXPENSE
Loan servicing costs	62,108	54,199	30,288
Management fees	39,132	47,594	34,716
Other expense	1,707	2,246	2,637

Total noninterest expense	102,947	104,039	67,641

Income before income taxes	1,083,871	1,059,575	725,648
Income taxes	16,838	13,421	4,126

Net income	1,067,033	1,046,154	721,522
Dividends on preferred stock	387,483	375,612	281,699

Net income available to common stockholders	$679,550	670,542	439,823

PER COMMON SHARE DATA
Basic earnings	$6.80	6.71	4.40
Diluted earnings	$6.80	6.71	4.40
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2004	$743	1,000	11,504,575	255,298	11,761,616
Net income	—	—	—	721,522	721,522
Capital contribution	—	—	5,963,211	—	5,963,211
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.28 per share	—	—	—	(51,347)	(51,347)
Series C preferred securities at $41.55 per share	—	—	—	(175,899)	(175,899)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $3.69 per share	—	—	—	(369,000)	(369,000)

Balance, December 31, 2005	743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	1,046,154	1,046,154
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.73 per share	—	—	—	(69,291)	(69,291)
Series C preferred securities at $59.49 per share	—	—	—	(251,868)	(251,868)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.35 per share	—	—	—	(635,000)	(635,000)

Balance, December 31, 2006	743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	1,067,033	1,067,033
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.79 per share	—	—	—	(71,559)	(71,559)
Series C preferred securities at $61.76 per share	—	—	—	(261,471)	(261,471)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.67 per share	—	—	—	(667,000)	(667,000)

Balance, December 31, 2007	$743	1,000	17,467,786	374,213	17,843,742

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,067,033	1,046,154	721,522
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	21,162	(9,251)	1,211
Deferred income tax expense (benefit)	(3,369)	(7,124)	2,807
Gain on interest rate swaps	(24,150)	(15,897)	(6,718)
Accounts receivable/payable—affiliates, net	2,115	273	2,391
Other assets and other liabilities, net	(156)	(7,876)	(28,637)

Net cash provided by operating activities	1,062,635	1,006,279	692,576

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	181,468	(613,962)	464,111
Interest rate swaps	70,849	71,801	73,345

Net cash provided (used) by investing activities	252,317	(542,161)	537,456

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(200,000)	500,000	—
Collateral held on interest rate swaps	(47,630)	(56,151)	(65,465)
Cash dividends paid	(1,054,614)	(1,010,481)	(650,699)

Net cash used by financing activities	(1,302,244)	(566,632)	(716,164)

Increase (decrease) in cash and cash equivalents	12,708	(102,514)	513,868
Cash and cash equivalents, beginning of year	1,382,021	1,484,535	970,667

Cash and cash equivalents, end of year	$1,394,729	1,382,021	1,484,535

CASH PAID FOR
Interest	$45,203	36,382	18,464
Income taxes	23,711	17,521	320
CHANGE IN NONCASH ITEMS
Contribution of loans, net	—	—	5,943,255
Contribution of other assets	—	—	19,956
Contribution of paid in capital	—	—	(5,963,211)
Dividends payable to affiliates	(131)	131	—
Loan payments net settled through affiliate	$1,559	(9,485)	(186,769)

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), a Delaware corporation, has operated as a real estate investment trust (“REIT”) since its formation in 1996. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by Wachovia. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 533.3 shares, 127 shares are owned by employees of Wachovia or its affiliates and 6.7 shares are owned by Wachovia.

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (“GAAP”). The more significant of these policies used in preparing the consolidated financial statements are described in this summary. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At December 31, 2007, the outstanding balance of these loans purchased from the Bank amounted to $10.8 billion.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements. Wachovia Funding has developed policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect the assessment of credit risk considering all available information. Where appropriate, this assessment includes monitoring qualitative and quantitative credit metrics and trends, including changes in the levels of past due, criticized and nonperforming loans. In developing this assessment, Wachovia Funding must rely on estimates and exercise judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or a decrease in the allowance for credit losses.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

As a subsidiary of Wachovia, Wachovia Funding loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employs a variety of modeling and estimation tools for measuring credit risk. These tools are periodically reevaluated and refined, as appropriate.

The allowance for loan losses consists of formula-based components for both the commercial and consumer portfolios, each of which includes a factor for historical loss variability, a reserve for impaired commercial loans and an unallocated component.

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

DERIVATIVES

All derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheet. Realized and unrealized gains and losses are included as a gain (loss) on interest rate swaps. In connection with Wachovia Fundings’ derivative activities, Wachovia Funding may obtain collateral from, or deliver collateral to derivative counterparties. The amount of collateral required is based on the level of credit risk and on the strength of the individual counterparty. Generally, the form of the collateral required is cash. In the third quarter of 2007, Wachovia Funding adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FIN 39-1, which expands the scope of FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts”, to permit netting of cash collateral received or posted against the applicable derivative asset or liability in situations where the applicable netting criteria are met. This new interpretation, which the FASB issued in April 2007, was effective January 1, 2008, with early adoption permitted. The FSP requires retrospective adoption to earlier periods. The interest income or expense related to netted cash collateral is included in gain (loss) on interest rate swaps in the results of operations.

At December 31, 2007, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.47 years, weighted average receive rate of 7.45% and weighted average pay rate of 4.99%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.47 years, weighted average receive rate of 4.99% and weighted average pay rate of 5.72% at December 31, 2007. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2007.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

INCOME TAXES

Wachovia Funding and WREIC are taxed as REITs under sections 856-860 of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2007, Wachovia Funding and WREIC have complied with these provisions and with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2007, 2006 and 2005, respectively, and they have not been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of federal income tax liability (benefit) to its subsidiaries. In addition, Wachovia Funding and WREIC file as a part of unitary state income tax returns along with other subsidiaries of Wachovia.

For the year ended December 31, 2007, Wachovia Funding expects to be taxed as a REIT, and Wachovia Funding intends to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent those provisions are met, with the exception of the income of the taxable REIT subsidiary, (WPR), Wachovia Funding will not be subject to federal income tax on net income. Wachovia Funding currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. Wachovia Funding continues to monitor each of these complex tests.

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

On January 1, 2007, Wachovia Funding adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Accounting policies related to income taxes and adoption of FIN 48 are included in Note 5.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares (typically stock options and restricted stock). Income available to common stockholders is computed as net income less dividends on preferred stock.

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

RECLASSIFICATIONS

Certain amounts in 2006 and 2005 were reclassified to conform with the presentation in 2007. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina, Virginia and Georgia. These markets include approximately 79% of Wachovia Funding’s total loan balance at both December 31, 2007 and 2006.

The following table reflects the major categories of the loan portfolio at December 31, 2007 and 2006.

(In thousands)	2007	2006
COMMERCIAL
Commercial and commercial real estate	$3,152,954	3,780,111
CONSUMER
Residential mortgages	851,797	1,104,171
Home equity loans	12,625,436	11,943,268

Total loans	16,630,187	16,827,550
Unearned income	23,914	32,133

Total loans, net of unearned income	$16,606,273	16,795,417

At December 31, 2007 and 2006, nonaccrual loans amounted to $36.8 million and $19.7 million, respectively; restructured loans were not significant at either year-end. In 2007, 2006 and 2005, $2.4 million, $3.9 million and $4.6 million, respectively, in gross interest income would have been recorded if all nonaccrual loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Interest collected on these loans and included in interest income in 2007, 2006 and 2005 amounted to $1.7 million, $3.4 million and $3.6 million, respectively.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 3:	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses for each of the years in the three-year period ended December 31, 2007, is presented below.

(In thousands)	2007	2006	2005
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$81,350	96,115	99,932
Provision (benefit) for credit losses	20,980	(9,044)	1,426
Allowance related to loans sold	(366)	(1,635)	(1,526)
Allowance related to loans contributed from the Bank	—	—	2,057

Total	101,964	85,436	101,889

Loan losses	(9,926)	(4,752)	(6,646)
Loan recoveries	1,057	666	872

Loan losses, net	(8,869)	(4,086)	(5,774)

Balance, end of year	$93,095	81,350	96,115

The reserve for unfunded lending commitments, which is reported in other liabilities on the balance sheet, for each of the years in the three-year period ended December 31, 2007, is presented below.

	Years Ended December 31,
(In thousands)	2007	2006	2005
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of year	$306	513	728
Provision (benefit) for credit losses	182	(207)	(215)

Balance, end of year	$488	306	513

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

December 31, 2007, 2006 and 2005

A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the unlikely event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are convertible into certain preferred stock of Wachovia.

NOTE 5:    INCOME TAXES

The provision for income taxes for each of the years in the three-year period ended December 31, 2007, is presented below.

(In thousands)	2007	2006	2005
CURRENT INCOME TAX EXPENSE
Federal	$17,324	17,330	1,280
State	2,883	3,215	39

Total current income tax expense	20,207	20,545	1,319

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	(3,271)	(8,029)	3,675
State	(98)	905	(868)

Total deferred income tax expense (benefit)	(3,369)	(7,124)	2,807

Total income tax expense	$16,838	13,421	4,126

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2007, is presented below.

	2007		2006		2005
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income before income tax expense	$1,083,871		$1,059,575		$725,648

Tax at federal income tax rate	$379,355	35.0%	$370,851	35.0%	$253,977	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(365,230)	(33.7)	(361,123)	(34.1)	(249,312)	(34.4)
State income taxes, net	2,713	0.3	3,693	0.4	(539)	—
Other	—	—	—	—	—	—

Total	$16,838	1.6%	$13,421	1.3%	$4,126	0.6%

In 2007, 2006 and 2005, income before income taxes of $1.1 billion, $1.1 billion and $725.6 million, respectively, includes $1.0 billion, $1.0 billion and $712.3 million, respectively, of REIT income not subject to

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

federal taxation. The remaining income before income taxes of $40.4 million, $27.8 million and $13.3 million in 2007, 2006 and 2005, respectively, is income before income taxes of WPR.

The sources and tax effects of temporary differences that give rise to significant portions of the deferred income tax liabilities for each of the years in the three-year period ended December 31, 2007, are presented below.

(In thousands)	2007	2006	2005
DEFERRED INCOME TAX LIABILITIES
Interest rate swap contracts	$70,365	73,734	80,858

Total deferred income tax liabilities	70,365	73,734	80,858

Net deferred income tax liabilities	$70,365	73,734	80,858

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

At December 31, 2007, WPR had no federal net operating loss carryforwards.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In connection with the adoption of FIN 48, the Company identified no material uncertain income tax positions for which it was required to record a FIN 48 liability. As such, there was no impact to retained earnings.

The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. The Company recognized no interest in 2007 and the balance of accrued interest was zero at December 31, 2007.

Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain income tax positions. At December 31, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

On March 30, 2007, the Internal Revenue Service (the “IRS”) issued a Revenue Agent’s Report for Wachovia for the tax years 2000-2002. There were no material adjustments for Wachovia Preferred Funding Corp or its subsidiaries in their report.

The IRS began examining Wachovia’s federal income tax returns for the tax years 2003-2005. As of December 31, 2007, the IRS has not proposed any material adjustments related to this examination in regard to Wachovia Preferred Funding Corp. or its subsidiaries.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Included in loan servicing costs are fees paid to affiliates of $61.8 million in 2007, $54.2 million in 2006 and $30.3 million in 2005. Wachovia Funding is subject to Wachovia’s management fee policy and therefore reimburses Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in qualifying assets are assessed a monthly management fee; if an affiliate does not meet this criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup in 2007 compared with a 5% markup in 2006 and 2005. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $39.1 million in 2007, $47.6 million in 2006 and $34.7 million in 2005.

At December 31, 2007 and 2006, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.4 billion and $1.3 billion, respectively, and the related interest receivable was $107 thousand and $543 thousand, respectively. Interest income earned on eurodollar deposit investments included in interest income was $78.5 million in 2007, $73.8 million in 2006 and $33.4 million in 2005.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2007 and 2006, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $8 thousand in 2007 and $11 thousand in both 2006 and 2005, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $152 thousand in 2007, $191 thousand in 2006 and $223 thousand in 2005. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $289.0 million, $336.6 million and $392.8 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2007, 2006 and 2005, respectively. Amounts received under this agreement were $34.5 million in 2007, $33.2 million in 2006 and $21.7 million in 2005, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2007, 2006 and 2005.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate. At December 31, 2007, Wachovia Funding had $300 million outstanding under this facility compared to $500.0 million at December 31, 2006.

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

The estimated fair value of commitments to extend credit at December 31, 2007, was $980 thousand. The contract or notional amount of commitments to extend credit at December 31, 2007, was $655.7 million. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2007, 2006 or 2005. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2007, related to these indemnifications.

Wachovia Funding and its subsidiaries are not the subject of any litigation. Neither Wachovia Funding and its subsidiaries nor the Bank are currently involved in nor, to Wachovia Funding’s knowledge, currently threatened with any material litigation with respect to the assets included in Wachovia Funding’s portfolio, other than routine litigation arising in the ordinary course of business.

NOTE 8:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2007 and 2006, is presented below.

	2007		2006
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,394,729	1,394,729	1,382,021	1,382,021
Loans, net of unearned income and allowance for loan losses	16,513,178	15,628,072	16,714,067	16,543,814
Interest rate swaps, net (a)	1,589	1,589	658	658
Accounts receivable—affiliates, net	229,785	229,785	233,459	233,459
Other financial assets	$91,632	91,632	92,629	92,629

FINANCIAL LIABILITIES
Line of credit with affiliate	300,000	300,000	500,000	500,000
Other financial liabilities	$17,751	17,751	18,077	18,077

(a)	Interest rate swaps are reported net of cash collateral received of $289.0 million and $336.6 million at December 31, 2007 and 2006, respectively, pursuant to the adoption of FSP FIN 39-1. See Note 1 for additional information on FSP FIN 39-1.

The fair values of loans are calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans and prepayment assumptions. The fair values of commercial loans were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 3.00% to 19.45% (with the overall weighted average discount rate equal to 6.79% at December 31, 2007), and 5.57% to 17.61% (with the overall weighted average discount rate equal to 6.89% at December 31, 2006). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 5.45% to 8.98% and 5.98% to 6.57%, at December 31, 2007 and 2006, respectively.

Wachovia Funding’s interest rate swaps are recorded at fair value. The fair value of interest rate swaps is estimated using discounted cash flow analyses based on observable market data. Substantially all the other financial assets and liabilities have maturities of three months or less, and accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 9:	WACHOVIA PREFERRED FUNDING CORP. (CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT)

Wachovia Preferred Funding Corp. (the “Registrant”), under the terms of revolving credit agreement, can borrow from the Bank up to $1.0 billion at a rate of interest equal to the federal finds rate. At December 31, 2007, there were no borrowings outstanding between the Registrant and the Bank.

At December 31, 2007 and 2006, the estimated fair value of the Registrant's loans was $11.3 billion and $12.8 billion, respectively.

The Registrant's condensed balance sheets as of December 31, 2007 and 2006, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2007, follow.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

CONDENSED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and cash equivalents	$661,111	120,730
Loans, net of unearned income	11,890,391	12,900,116
Allowance for loan losses	(65,544)	(60,118)

Loans, net	11,824,847	12,839,998

Investments in wholly owned subsidiaries	5,122,719	5,103,507
Accounts receivable—affiliates, net	169,999	194,594
Other assets	67,184	73,707

Total assets	$17,845,860	18,332,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Line of credit with affiliate	—	500,000
Other liabilities	2,118	1,344

Total liabilities	2,118	501,344

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2007 and 2006	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2007 and 2006	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2007 and 2006	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2007 and 2006	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	374,213	361,663

Total stockholders' equity	17,843,742	17,831,192

Total liabilities and stockholders' equity	$17,845,860	18,332,536

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data and average shares)	2007	2006	2005
INTEREST INCOME	$868,677	850,065	576,062
INTEREST EXPENSE	7,409	12,344	19,756

Net interest income	861,268	837,721	556,306
Provision for credit losses	12,858	(9,792)	5,007

Net interest income after provision for credit losses	848,410	847,513	551,299

NONINTEREST EXPENSE
Loan servicing costs	47,246	43,493	24,243
Management fees	27,083	33,531	23,400
Other expense	1,017	1,005	1,388

Total noninterest expense	75,346	78,029	49,031

Income before income taxes and equity in undistributed net income of subsidiaries	773,064	769,484	502,268
Income taxes	1,858	745	—

Income before equity in undistributed net income of subsidiaries	771,206	768,739	502,268
Equity in undistributed net income of subsidiaries	295,827	277,415	219,254

Net income	1,067,033	1,046,154	721,522
Dividends on preferred stock	387,483	375,612	281,699

Net income available to common stockholders	$679,550	670,542	439,823

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,067,033	1,046,154	721,522
Adjustments to reconcile net income to net cash provided (used) by operating activities
Equity in undistributed net income of subsidiaries	(295,827)	(277,415)	(219,254)
Provision for credit losses	12,858	(9,792)	5,007
Accounts receivable/payable—affiliates, net	1,230	260	2,122
Other assets and other liabilities, net	7,428	(7,541)	(23,042)

Net cash provided by operating activities	792,722	751,666	486,355

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Investment in subsidiaries	276,615	259,628	201,718
Loans, net	1,025,658	(383,784)	319,266

Net cash provided (used) by investing activities	1,302,273	(124,156)	520,984

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	(500,000)	(37,562)	—
Cash dividends paid	(1,054,614)	(1,010,481)	(650,699)

Net cash used by financing activities	(1,554,614)	(1,048,043)	(650,699)

Increase (decrease) in cash and cash equivalents	540,381	(420,533)	356,640
Cash and cash equivalents, beginning of year	120,730	541,263	184,623

Cash and cash equivalents, end of year	$661,111	120,730	541,263

CASH PAID FOR
Interest	$7,409	12,344	19,756
Income taxes	1,286	432	248
CHANGE IN NONCASH ITEMS
Loan payments net settled through affiliate	23,365	11,460	(177,206)
Contribution of loans, net	—	—	5,943,255
Contribution of other assets	—	—	19,956
Contribution of paid in capital	$—	—	(5,963,211)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ PETER M. CARLSON
Peter M. Carlson Senior Vice President

Date: March 28, 2008

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

Date: March 28, 2008