Form 10-Q
period 2008-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2008-05-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of April 30, 2008, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2008 and December 31, 2007

(In thousands, except share data)	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,385,558	1,394,729
Loans, net of unearned income	16,746,121	16,606,273
Allowance for loan losses	(111,227)	(93,095)

Loans, net	16,634,894	16,513,178

Interest rate swaps, net	1,556	1,589
Accounts receivable—affiliate, net	333,413	229,785
Other assets	93,858	94,366

Total assets	$18,449,279	18,233,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	540,000	300,000
Deferred income tax liabilities	75,162	70,365
Other liabilities	18,600	19,540

Total liabilities	633,762	389,905

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2008 and 2007	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2008 and 2007	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2008 and 2007	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2008 and 2007	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	345,988	374,213

Total stockholders’ equity	17,815,517	17,843,742

Total liabilities and stockholders’ equity	$18,449,279	18,233,647

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share data and average shares)	2008	2007
INTEREST INCOME	$288,266	296,611
INTEREST EXPENSE	3,494	3,007

Net interest income	284,772	293,604
Provision (benefit) for credit losses	25,561	(2,776)

Net interest income after provision (benefit) for credit losses	259,211	296,380

OTHER INCOME
Gain on interest rate swaps	8,167	957

Total other income	8,167	957

NONINTEREST EXPENSE
Loan servicing costs	15,922	14,478
Management fees	4,787	12,350
Other expense	451	412

Total noninterest expense	21,160	27,240

Income before income tax expense	246,218	270,097
Income tax expense	5,405	3,971

Net income	240,813	266,126
Dividends on preferred stock	89,038	97,344

Net income available to common stockholders	$151,775	168,782

PER COMMON SHARE DATA
Basic earnings	$1.52	1.69
Diluted earnings	$1.52	1.69
AVERAGE SHARES
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	266,126	266,126
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.45 per share	—	—	—	(17,984)	(17,984)
Series C preferred securities at $15.53 per share	—	—	—	(65,766)	(65,766)
Common stock at $1.69 per share	—	—	—	(169,000)	(169,000)

Balance, March 31, 2007	$743	1,000	17,467,786	361,445	17,830,974

Balance, December 31, 2007	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	240,813	240,813
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.41 per share	—	—	—	(16,397)	(16,397)
Series C preferred securities at $13.95 per share	—	—	—	(59,047)	(59,047)
Common stock at $1.80 per share	—	—	—	(180,000)	(180,000)

Balance, March 31, 2008	$743	1,000	17,467,786	345,988	17,815,517

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$240,813	266,126
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	25,561	(2,776)
Deferred income tax expense	4,797	734
Gain on interest rate swaps	(10,548)	(5,406)
Accounts receivable—affiliate, net	178	(2,094)
Other assets and other liabilities, net	(283)	2,861

Net cash provided by operating activities	260,518	259,445

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	(251,232)	982,450

Net cash provided (used) by investing activities	(251,232)	982,450

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	240,000	(500,000)
Collateral held on interest rate swaps	10,581	5,101
Cash dividends paid	(269,038)	(13,725)

Net cash used by financing activities	(18,457)	(508,624)

Increase (decrease) in cash and cash equivalents	(9,171)	733,271
Cash and cash equivalents, beginning of year	1,394,729	1,382,021

Cash and cash equivalents, end of period	$1,385,558	2,115,292

CASH PAID FOR
Income taxes	$3,000	7,000
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	—	252,619
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$(103,806)	(25,209)

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008 and December 31, 2007

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding and its subsidiaries is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2008, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2007 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2007, including the related notes to consolidated financial statements.

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Wachovia Funding regularly assesses various assets for impairment as dictated by applicable GAAP, giving appropriate consideration to general economic and specific market factors. The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include allowance for loan losses and the reserve for unfunded lending commitments.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At March 31, 2008, the outstanding balance of these loans purchased from the Bank amounted to $11.3 billion.

NOTE 2:     FAIR VALUE MEASUREMENTS

Wachovia Funding adopted SFAS 157, Fair Value Measurements, on January 1, 2008. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 requires that a fair value measurement reflect assumptions market participants would use in pricing an asset or liability.

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as an exit price). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are:

•	Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. SFAS 157 requires Wachovia Funding to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

DETERMINATION OF FAIR VALUE

In determining fair value, Wachovia Funding uses market prices of the same or similar instruments whenever such prices are available, even in situations where trading volume may be low when compared with prior periods as has been the case during the current market disruption. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed sale. Where necessary, Wachovia Funding estimates fair value using other market observable data such as prices for synthetic or derivative instruments, market indices, industry ratings of underlying collateral or models employing techniques such as discounted cash flow analyses. The assumptions used in the models, which typically include assumptions for interest rates, credit losses and prepayments, are corroborated by and independently verified against market observable data where possible. Market observable real estate data is used in valuing instruments where the underlying collateral is real estate or where the fair value of an instrument being valued highly correlates to real estate prices. Where appropriate, Wachovia Funding may use a combination of these valuation approaches.

Where the market price of the same or similar instruments is not available, the valuation of financial instruments becomes more subjective and involves a high degree of judgment. Where modeling techniques are used, the models are subject to independent validation procedures in accordance with risk management policies and procedures. Further, pricing data is subject to independent verification.

DERIVATIVES

Wachovia Funding’s derivatives are executed over the counter (OTC). As no quoted market prices exist for such instruments, OTC derivatives are valued using internal valuation techniques. Valuation techniques and inputs to internally-developed models depend on the type of derivative and the nature of the underlying rate, price or index upon which the derivative’s value is based. Key inputs can include yield curves, credit curves, foreign-exchange rates, prepayment rates, volatility measurements and correlation of such inputs. Where model inputs can be observed in a liquid market and the model selection does not require significant judgment, such derivatives are typically classified within Level 2 of the fair value hierarchy. Examples of derivatives within Level 2 include generic interest rate swaps.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008, for each of the fair value hierarchy levels.

	March 31, 2008
(In millions)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	784,183	—	(782,627)	1,556

Total assets at fair value	—	784,183	—	(782,627)	1,556

LIABILITIES
Interest rate swaps	—	483,027	—	(483,027)	—

Total liabilities at fair value	$ —	483,027	—	(483,027)	—

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

As of March 31, 2008, Wachovia Funding had no assets or liabilities that were measured at fair value on a nonrecurring basis. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2007 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2008, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Please refer to our 2007 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2008 and 2007.

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

2008 to 2007 Three Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $151.8 million and $168.8 million in the first quarter of 2008 and 2007, respectively. This decrease was driven by higher provision for credit losses, lower net interest income and higher loan servicing costs, partially offset by a higher gain on interest rate swaps and lower management fees.

Interest Income.    Interest income of $288.3 million in the first quarter of 2008 decreased $8.3 million, or 3%, compared with the first quarter of 2007. This was primarily driven by decreases in interest rates received on interest-earning assets, primarily commercial loans and overnight eurodollar deposits, compared with the same quarter one year ago. The average interest rate received on total interest-earning assets was 6.43% in the first quarter of 2008 compared with 6.71% in the first quarter of 2007 which reflects the impact of a lower interest rate environment in 2008. Average home equity loans increased $993.2 million to $12.6 billion compared with the first quarter of 2007 while average commercial loans decreased $613.9 million to $3.0 billion in the same period due to pay-downs. All loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $229.0 million to $837.0 million in the first quarter of 2008 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $8.5 million to $12.9 million in the first quarter of 2008 compared with the first quarter of 2007 driven by lower short-term interest rates from the same quarter one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2008 and 2007, are presented below.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$3,029,330	39,980	5.31%	$3,643,215	62,508	6.96%
Home equity loans	12,554,011	222,910	7.14	11,560,855	196,492	6.89
Residential mortgages	837,037	12,428	5.94	1,066,042	16,136	6.05
Interest-bearing deposits in banks and other earning assets	1,616,716	12,948	3.22	1,636,978	21,475	5.32

Total interest-earning assets	$18,037,094	288,266	6.43%	$17,907,090	296,611	6.71%

Interest Expense.    Interest expense increased to $3.5 million in the first quarter of 2008 compared with $3.0 million in the first quarter of 2007. This reflects increased borrowings on our existing line of credit with the Bank, which funded our purchase of home equity loans in the second and third quarters of 2007 and the first quarter 2008. At March 31, 2008, $540.0 million was outstanding under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was an expense of $25.6 million in the first quarter of 2008 compared with a net benefit of $2.8 million in the first quarter of 2007. The increase in the provision for credit losses was driven mostly by the effect of significant weakness in certain housing markets. See “Critical Accounting Policies” in our 2007 Annual Report on Form 10-K for more information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $8.2 million in the first quarter of 2008 compared with a gain of $957 thousand in the first quarter of 2007. The higher gain in 2008 primarily reflects a lower short-term interest rate environment in the first quarter of 2008 compared with the first quarter of 2007 and a higher net present value as a result of the passage of time. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $2.4 million and $4.4 million in the first quarter of 2008 and 2007, respectively.

Loan Servicing Costs.    Loan servicing costs increased $1.4 million to $15.9 million in the first quarter of 2008 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $4.8 million in the first quarter of 2008 compared with $12.4 million in the first quarter of 2007 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first quarter of 2008 and 2007, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.4 million in the first quarter of 2008 compared with $4.0 million in the first quarter of 2007. WPR holds our interest rate swaps as well as certain cash investments. The increase in income tax expense in the first quarter of 2008 was driven by the higher gain on interest rate swaps in the first quarter of 2008. Partially offsetting was lower interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago driven by lower short-term interest rates in the first quarter of 2008.

Balance Sheet Analysis

March 31, 2008 to December 31, 2007

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.4 billion at March 31, 2008, compared with $18.2 billion at December 31, 2007. Net loans were 91% of total assets at both March 31, 2008, and December 31, 2007.

Loans.    Net loans increased $139.8 million to $16.7 billion at March 31, 2008, compared with December 31, 2007, primarily reflecting an increase in home equity loans resulting from $1.2 billion in reinvestments offset by pay-downs across the entire portfolio. At March 31, 2008, and at December 31, 2007, home equity loans comprised 77% and 76% of loans, respectively, and commercial loans comprised 18% and 19% respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $18.1 million from December 31, 2007, to $111.2 million at March 31, 2008 driven mostly by the effect of deterioration in certain housing markets evidenced by higher net charge-offs and growth in nonaccrual loans primarily in the home equity loans portfolio. Net charge-offs increased $5.7 million from the first quarter of 2007 and $4.3 million from the fourth quarter of 2007 to $7.6 million in the first quarter of 2008. Nonaccrual loans increased from $36.8 million at December 31, 2007, to $45.3 million at March 31, 2008, as changes were driven by credit deterioration in the home equity loans portfolio. The allowance to loans ratio of 0.66% at March 31, 2008, increased from 0.56% at December 31, 2007. See Tables 3 and 4 following “—Accounting and Regulatory Matters” for additional information related to net charge-offs and nonaccrual loans.

The reserve for unfunded lending commitments, which is included in other liabilities, was $339 thousand at March 31, 2008, compared with $488 thousand at December 31, 2007.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps were $1.6 million at both March 31, 2008 and December 31, 2007, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $333.4 million at March 31, 2008, compared with $229.8 million at December 31, 2007, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank. The increase was due to higher paydowns in March 2008 than occurred in December 2007.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. Some of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2007 Annual Report on Form 10-K describes how Wachovia, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments.

Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2008, and at December 31, 2007, unfunded commitments to extend credit were $666.9 million and $655.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At March 31, 2008, borrowings on our line of credit with the Bank totaled $540.0 million. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2007 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 24% of variable rate loans at March 31, 2008. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At March 31, 2008, approximately 76% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2008, $5.3 billion, or 29% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2008, our liabilities were $633.8 million, or 3%, of our assets, while stockholders’ equity was $17.8 billion, or 97%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $12.8 billion of fixed rate loans and loan participations was approximately $11.3 billion and the fair value of $4.0 billion of variable rate loans and loan participations was approximately $3.7 billion at March 31, 2008.

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

At March 31, 2008, our position in interest rate swaps was an asset of $784.2 million, a liability of $483.0 million, and a cash collateral payable of $299.6 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	2.80	—	—	2.80
Interest Rate Swap Liabilities
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	2.80	—	—	2.80
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2008.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At March 31, 2008, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 2.80%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 4.22 years, weighted average receive rate of 2.80% and weighted average pay rate of 5.72% at March 31, 2008. Since the swaps have a weighted average maturity of 4.22 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2008.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $6.7 million or $13.6 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $6.5 million or $12.7 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Notes to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to Wachovia’s management fee policy and are allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2008 and in 2007 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

As of March 31, 2008, our existing borrowings on our line of credit with the Bank totaled $540.0 million. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

Transfers of Financial Assets.    The FASB has an ongoing project addressing the accounting for the transfer of financial instruments and retention of an interest in such financial instruments, which may result in significant changes to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Currently, the FASB is considering the possibility of a new accounting model for derecognition of financial assets, which may include a linked presentation for transfers of financial assets that meet certain criteria.

The FASB currently plans to issue an exposure draft of an amendment to SFAS 140 in the second quarter of 2008. We cannot at this time predict with any degree of certainty whether any guidance will be issued, what changes may be required to the structure of or the accounting for transactions subject to SFAS 140 or what the transition provisions for implementation of any new guidance would be.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Three Months Ended March 31,
	2008	2007
RATIOS
Return on average assets	5.25%	5.90
Return on average stockholders’ equity	5.40	6.02
Average stockholders’ equity to average assets	97.18	98.01
Dividend payout ratio	111.72%	100.08

Table 2 LOANS
(In thousands)	March 31, 2008	December 31, 2007
COMMERCIAL
Commercial and commercial real estate	$2,999,512	3,152,954

RESIDENTIAL LOANS
Residential mortgages	821,798	851,797
Home equity loans	12,947,107	12,625,436

Total loans	16,768,417	16,630,187
Unearned income	22,296	23,914

Total loans, net of unearned income	$16,746,121	16,606,273

Table 3 LOAN LOSSES AND RECOVERIES
	Three Months Ended March 31,
(In thousands)	2008	2007
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$93,095	81,350
Provision for credit losses	25,710	(2,782)
Net charge-offs	(7,578)	(1,866)

Balance, end of period	$111,227	76,702

as a % of loans, net	0.66%	0.49

as a % of nonaccrual loans	246%	386

LOAN LOSSES
Commercial and commercial real estate loans	$20	—
Residential mortgages	148	104
Home equity loans	7,619	2,101

Total loan losses	7,787	2,205

LOAN RECOVERIES
Commercial and commercial real estate loans	135	—
Residential mortgages	—	159
Home equity loans	74	180

Total loan recoveries	209	339

Net charge-offs	$7,578	1,866

Total net charge-offs as a % of average loans, net	0.18%	0.05

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2008	December 31, 2007
Commercial and commercial real estate loans	$7,937	5,348
Residential mortgages	4,478	5,457
Home equity loans	32,855	26,024

Total nonaccrual loans	$45,270	36,829

as a % of loans, net	0.27%	0.22

Accruing loans past due 90 days	$19,846	16,262

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Three Months Ended March 31,
(In thousands)	2008	2007
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$488	306
Provision for credit losses	(149)	6

Balance, end of period	$339	312

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

During the quarter ended March 31, 2008, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ THOMAS J. WURTZ
Thomas J. Wurtz Chief Financial Officer

Date: May 13, 2008