Form 10-Q
period 2008-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2008-08-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 31, 2008, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, among others, statements with respect to Wachovia Funding’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia Funding, including without limitation, (i) statements regarding certain of Wachovia Funding’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (ii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia Funding’s control). The following factors, among others, could cause Wachovia Funding’s financial performance to differ materially from that expressed in such forward-looking statements:

•

the strength of the United States economy in general and the strength of the local economies in which Wachovia Funding owns mortgage assets and other authorized investments may be different than expected, resulting in, among other things, a deterioration in credit quality of such mortgage assets and other authorized investments, including the resultant effect on Wachovia Funding’s portfolio of such mortgage assets and other authorized investments and reductions in the income generated by such assets;

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2008 and December 31, 2007

(In thousands, except share data)	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,972,616	1,394,729
Loans, net of unearned income	15,710,379	16,606,273
Allowance for loan losses	(215,111)	(93,095)

Loans, net	15,495,268	16,513,178

Interest rate swaps, net	1,371	1,589
Accounts receivable—affiliate, net	229,056	229,785
Other assets	83,511	94,366

Total assets	$17,781,822	18,233,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	—	300,000
Deferred income tax liabilities	65,139	70,365
Dividends payable to affiliates	34	—
Other liabilities	21,625	19,540

Total liabilities	86,798	389,905

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2008 and 2007	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2008 and 2007	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2008 and 2007	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2008 and 2007	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	225,495	374,213

Total stockholders’ equity	17,695,024	17,843,742

Total liabilities and stockholders’ equity	$17,781,822	18,233,647

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

(In thousands, except per share data and average shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME	$277,202	304,692	565,468	601,303
INTEREST EXPENSE	1,344	7,447	4,838	10,454

Net interest income	275,858	297,245	560,630	590,849
Provision (benefit) for credit losses	125,219	2,408	150,780	(368)

Net interest income after provision (benefit) for credit losses	150,639	294,837	409,850	591,217

OTHER INCOME
Gain (loss) on interest rate swaps	(5,205)	(3,733)	2,962	(2,776)
Other income	—	111	—	111

Total other income	(5,205)	(3,622)	2,962	(2,665)

NONINTEREST EXPENSE
Loan servicing costs	15,799	15,023	31,721	29,501
Management fees	7,071	8,709	11,858	21,059
Other expense	659	625	1,110	1,037

Total noninterest expense	23,529	24,357	44,689	51,597

Income before income tax expense (benefit)	121,905	266,858	368,123	536,955
Income tax expense (benefit)	(101)	2,489	5,304	6,460

Net income	122,006	264,369	362,819	530,495
Dividends on preferred stock	62,499	97,198	151,537	194,542

Net income available to common stockholders	$59,507	167,171	211,282	335,953

PER COMMON SHARE DATA
Basic earnings	$0.60	1.67	2.11	3.36
Diluted earnings	$0.60	1.67	2.11	3.36
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	530,495	530,495
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.90 per share	—	—	—	(35,932)	(35,932)
Series C preferred securities at $31.03 per share	—	—	—	(131,383)	(131,383)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $3.22 per share	—	—	—	(322,000)	(322,000)

Balance, June 30, 2007	$743	1,000	17,467,786	375,616	17,845,145

Balance, December 31, 2007	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	362,819	362,819
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.69 per share	—	—	—	(27,715)	(27,715)
Series C preferred securities at $22.82 per share	—	—	—	(96,596)	(96,596)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $3.60 per share	—	—	—	(360,000)	(360,000)

Balance, June 30, 2008	$743	1,000	17,467,786	225,495	17,695,024

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$362,819	530,495
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	150,780	(368)
Deferred income tax expense	(5,226)	(3,466)
Gain on interest rate swaps	(6,881)	(6,151)
Accounts receivable—affiliate, net	(121)	1,878
Other assets and other liabilities, net	13,131	1,868

Net cash provided by operating activities	514,502	524,256

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	867,789	301,180
Interest rate swaps	35,523	35,523

Net cash provided by investing activities	903,312	336,703

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(300,000)	250,000
Collateral held on interest rate swaps	(28,424)	(29,920)
Cash dividends paid	(511,503)	(280,069)

Net cash used by financing activities	(839,927)	(59,989)

Increase in cash and cash equivalents	577,887	800,970
Cash and cash equivalents, beginning of year	1,394,729	1,382,021

Cash and cash equivalents, end of period	$1,972,616	2,182,991

CASH PAID FOR
Income taxes	$8,000	11,967
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	34	236,473
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$850	(19,726)

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008 and December 31, 2007

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding, including its subsidiaries, is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months and six months ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2007 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2007, including the related notes to consolidated financial statements.

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

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At June 30, 2008, the outstanding balance of these loans purchased from the Bank amounted to $10.6 billion.

NOTE 2:     FAIR VALUE MEASUREMENTS

Wachovia Funding adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on January 1, 2008. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 requires that a fair value measurement reflect assumptions market participants would use in pricing an asset or liability.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, for each of the fair value hierarchy levels.

	June 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	506,951	—	(505,580)	1,371

Total assets at fair value	—	506,951	—	(505,580)	1,371

LIABILITIES
Interest rate swaps	—	244,984	—	(244,984)	—

Total liabilities at fair value	$ —	244,984	—	(244,984)	—

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

As of June 30, 2008, Wachovia Funding had no assets or liabilities that were measured at fair value on a nonrecurring basis. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2008 and 2007.

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

2008 to 2007 Six Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $211.3 million and $336.0 million in the first six months of 2008 and 2007, respectively. This decrease was driven by higher provision for credit losses, lower net interest income and higher loan servicing costs, partially offset by a gain on interest rate swaps and lower management fees.

Interest Income.    Interest income of $565.5 million in the first six months of 2008 decreased $35.8 million, or 6%, compared with the first six months of 2007. This was primarily driven by decreases in interest rates received on interest-earning assets, primarily commercial loans and overnight eurodollar deposits, compared with the same period one year ago. The average interest rate received on total interest-earning assets was 6.35% in the first six months of 2008 compared with 6.71% in the first six months of 2007 which reflects the impact of a lower interest rate environment in 2008. Average home equity loans increased $736.7 million to $12.5 billion compared with the first six months of 2007 while average commercial loans decreased $576.1 million to $3.0 billion in the same period due to pay-downs. In the first quarter of 2008, loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $202.8 million to $820.2 million in the first six months of 2008 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $24.6 million to $21.5 million in the first six months of 2008 compared with the first six months of 2007 driven by lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2008 and 2007, are presented below.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$2,967,048	71,503	4.85%	$3,543,172	121,695	6.93%
Home equity loans	12,496,073	449,323	7.23	11,759,340	402,978	6.91
Residential mortgages	820,231	23,164	5.65	1,023,009	30,549	5.97
Interest-bearing deposits in banks and other earning assets	1,631,165	21,478	2.65	1,746,290	46,081	5.32

Total interest-earning assets	$17,914,517	565,468	6.35%	$18,071,811	601,303	6.71%

Interest Expense.    Interest expense decreased to $4.8 million in the first six months of 2008 compared with $10.5 million in the first six months of 2007. This reflects decreased borrowings on our existing line of credit with the Bank, which funded our purchase of home equity loans in the second and third quarters of 2007 and the first quarter 2008. At June 30, 2008, there was no outstanding balance under the line of credit with the Bank as our borrowings were paid in full during the second quarter of 2008.

Provision for Credit Losses.    The provision for credit losses was an expense of $150.8 million in the first six months of 2008 compared with a net benefit of $368 thousand in the first six months of 2007. The increase in the provision for credit losses was primarily driven by an update to our loss estimation process for home equity loans which was based on observed credit trends within our loan portfolio and in the market. See the allowance for loan losses section under “Balance Sheet Analysis”. See “Critical Accounting Policies” in our 2007 Annual Report on Form 10-K for more information on the allowance for loan losses.

Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $3.0 million in the first six months of 2008 compared with a loss of $2.8 million in the first six months of 2007. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $3.9 million and $8.9 million in the first six months of 2008 and 2007, respectively. The increase in interest rate swaps income is primarily due to a decrease in the interest expense paid on the cash collateral received. The cash collateral expense decreased due to a reduced net present value primarily the result of contractual swap payments. Furthermore, the cash collateral expense decreased due to a decrease in short-term rates paid on these balances.

Loan Servicing Costs.    Loan servicing costs increased $2.2 million to $31.7 million in the first six months of 2008 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $11.9 million in the first six months of 2008 compared with $21.1 million in the first six months of 2007 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first six months of 2008 and 2007, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $5.3 million in the first six months of 2008 compared with $6.5 million in the first six months of 2007. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense in the first six months of 2008 was driven by lower interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago driven by lower short-term interest rates in the first six months of 2008. Partially offsetting was the effect of gains on interest rate swaps in the first six months of 2008 compared with a loss in the same period one year ago.

Summary Results of Operations for the Three Months Ended June 30, 2008 and 2007

Net income available to common stockholders decreased to $59.5 million in the second quarter of 2008 compared with $167.2 million in the second quarter of 2007. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income decreased $21.4 million to $275.9 million in the second quarter of 2008 compared with the second quarter of 2007 driven by the lower interest rate environment in 2008. The average interest rate received on total interest-earning assets was 6.26% in the second quarter of 2008 compared with 6.70% in the same quarter one year ago. Average total loans decreased $234.0 million in the second quarter of 2008 compared with the second quarter of 2007. Average home equity loans increased $482.5 million to $12.4 billion compared with the second quarter of 2007 while average commercial loans decreased $539.5 million to $2.9 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $177.0 million to $803.4 million compared with the second quarter of 2007. Interest income on cash invested in overnight eurodollar deposits decreased $16.1 million in the second quarter of 2008 compared with the same period last year driven by lower short-term interest rates in 2008.

Provision for credit losses was an expense of $125.2 million in the second quarter of 2008 compared with an expense of $2.4 million in the second quarter of 2007. The higher expense in the second quarter of 2008 was driven by an update to our loss estimation process for home equity loans which was based on observed credit trends within our loan portfolio and in the market. See the allowance for loan losses section under “Balance Sheet Analysis”.

Losses on interest rate swaps were $5.2 million in the second quarter of 2008 compared with $3.7 million in the second quarter of 2007. Included in interest rate swaps was expense associated with the derivative cash collateral received of $1.5 million and $4.5 million in the second quarter of 2008 and 2007, respectively. The higher loss in the second quarter of 2008 primarily reflects a higher magnitude of rate increases in the second quarter of 2008 compared with the year ago quarter. Partially offsetting was a higher net present value, as a result of the passage of time, compared with the second quarter of 2007.

Loan servicing costs increased $776 thousand to $15.8 million in the second quarter of 2008 compared with the second quarter of 2007 reflecting higher residential loans balances. Management fees of $7.1 million in the second quarter of 2008 decreased from $8.7 million in the second quarter of 2007 primarily reflecting Wachovia’s decreased allocable expense base.

Income tax expense was a benefit of $101 thousand in the second quarter of 2008 compared with an expense of $2.5 million in the second quarter of 2007. The benefit in the second quarter of 2008 was driven by lower interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago and the impact of higher losses on interest rate swaps in the second quarter of 2008.

Balance Sheet Analysis

June 30, 2008 to December 31, 2007

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $17.8 billion at June 30, 2008, compared with $18.2 billion at December 31, 2007. Net loans were 88% and 91% of total assets at June 30, 2008, and December 31, 2007, respectively.

Loans.    Net loans decreased $895.9 million to $15.7 billion at June 30, 2008, compared with December 31, 2007, primarily reflecting decreases across the entire portfolio due to pay-downs. At June 30, 2008, and at December 31, 2007, home equity loans comprised 77% and 76% of loans, respectively, and commercial loans comprised 18% and 19% respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $122.0 million from December 31, 2007, to $215.1 million at June 30, 2008, as a result of continuing weakness in housing markets, particularly in Florida. As trends and outlooks for both housing and the economy continued to worsen during the second quarter of 2008, we updated our estimation tools for measuring credit risk for our home equity loans. Our reserve methodology relies on historical experience but also considers our current view of the effect of further house price declines and a longer period over which a recovery is expected to occur. These updates were made based on credit trends that we have observed, including, but not limited to home price declines, our higher net charge-offs and growth in nonaccrual loans. We use 12-month forward expected losses as a measure of probable inherent losses in the portfolio as of the balance sheet date. Net charge-offs increased $25.2 million from the first six months of 2007 and $21.2 million from the first quarter of 2008 to $28.8 million in the second quarter of 2008. Nonaccrual loans increased from $36.8 million at December 31, 2007, to $54.8 million at June 30, 2008, as changes were driven by performance, primarily in the home equity loans portfolio. The allowance to loans ratio of 1.37% at June 30, 2008, increased from 0.56% at December 31, 2007. See Tables 3 and 4 following “—Accounting and Regulatory Matters” for additional information related to net charge-offs and nonaccrual loans.

The reserve for unfunded lending commitments, which is included in other liabilities, was $297 thousand at June 30, 2008, compared with $488 thousand at December 31, 2007.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps were $1.4 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively, which represents the fair value of our net position in interest rate swaps, net of cash collateral.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $229.1 million at June 30, 2008, compared with $229.8 million at December 31, 2007, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank. The decrease was due to lower paydowns in June 2008 than occurred in December 2007.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2008, and at December 31, 2007, unfunded commitments to extend credit were $636.5 million and $655.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At June 30, 2008, there were no borrowings on our line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

As noted above, our primary source of funding is from the Bank which is a wholly-owned subsidiary of Wachovia Corporation. In view of the continued instability in the housing and financial markets, Wachovia has recently announced a series of initiatives to preserve, generate and protect capital and has heightened their focus on balance sheet liquidity. Wachovia’s liquidity management processes incorporate liquidity stress-testing in a range of possible scenarios. In addition, Wachovia focuses on both assets and liabilities and the manner in which they combine to provide adequate liquidity to meet their objectives. Wachovia is one of the largest deposit-funded financial institutions in the country, having a stable funding base with 87 percent of their funding provided through deposits, long-term debt and capital.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2007 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of net interest income to changes in interest rates. Our loan portfolio was comprised of approximately 24% of variable rate loans at June 30, 2008. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At June 30, 2008, approximately 76% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2008, $5.8 billion, or 32% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2008, our liabilities were $86.8 million, or 0.5%, of our assets, while stockholders’ equity was $17.7 billion, or 99.5%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $11.9 billion of fixed rate loans and loan participations was approximately $9.5 billion and the fair value of $3.8 billion of variable rate loans and loan participations was approximately $3.4 billion at June 30, 2008.

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137, SFAS 138 and SFAS 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheets, net of cash collateral. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of income.

At June 30, 2008, our position in interest rate swaps was an asset of $507.0 million, a liability of $245.0 million, and a cash collateral payable of $260.6 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	2.81	—	—	2.81
Interest Rate Swap Liabilities
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	2.81	—	—	2.81
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2008.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At June 30, 2008, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 2.81%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.97 years, weighted average receive rate of 2.81% and weighted average pay rate of 5.72% at June 30, 2008. Since the swaps have a weighted average maturity of 3.97 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2008.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $5.8 million or $11.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $5.6 million or $11.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

As of June 30, 2008, there were no borrowings on our line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

Transfers of Financial Assets.    The FASB has an ongoing project that may result in significant changes to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The FASB has tentatively decided to make amendments to SFAS 140 that may significantly reduce the number of transactions that qualify for off-balance sheet treatment, which may result in assets and liabilities remaining on a transferor’s or sponsor’s balance sheet.

The FASB currently plans to issue an exposure draft of an amendment to SFAS 140 in the third quarter of 2008. We cannot predict with any certainty whether any guidance will be issued, what changes may be required to the structure of or the accounting for transactions subject to SFAS 140, or what the transition provisions for implementation of any new guidance would be.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Six Months Ended June 30,
	2008	2007
RATIOS
Return on average assets	3.99%	5.80
Return on average stockholders’ equity	4.07	5.97
Average stockholders’ equity to average assets	97.85	97.22
Dividend payout ratio	140.99%	97.37

Table 2 LOANS
(In thousands)	June 30, 2008	December 31, 2007
COMMERCIAL
Commercial and commercial real estate	$2,882,510	3,152,954

RESIDENTIAL LOANS
Residential mortgages	792,589	851,797
Home equity loans	12,056,119	12,625,436

Total loans	15,731,218	16,630,187
Unearned income	20,839	23,914

Total loans, net of unearned income	$15,710,379	16,606,273

Table 3 LOAN LOSSES AND RECOVERIES
	Six Months Ended June 30,
(In thousands)	2008	2007
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$93,095	81,350
Provision for credit losses	150,971	(393)
Allowance related to loans sold	(160)	(13)
Net charge-offs	(28,795)	(3,578)

Balance, end of period	$215,111	77,366

as a % of loans, net	1.37%	0.47

as a % of nonaccrual loans	393%	35	9

LOAN LOSSES
Commercial and commercial real estate loans	$21	—
Residential mortgages	529	113
Home equity loans	28,635	4,025

Total loan losses	29,185	4,138

LOAN RECOVERIES
Commercial and commercial real estate loans	135	86
Residential mortgages	1	173
Home equity loans	254	301

Total loan recoveries	390	560

Net charge-offs	$28,795	3,578

Total net charge-offs as a % of average loans, net	0.35%	0.04

Table 4 NONACCRUAL LOANS
(In thousands)	June 30, 2008	December 31, 2007
Commercial and commercial real estate loans	$7,888	5,348
Residential mortgages	4,216	5,457
Home equity loans	42,697	26,024

Total nonaccrual loans	$54,801	36,829

as a % of loans, net	0.35%	0.22

Accruing loans past due 90 days	$13,776	16,262

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2008	2007
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$488	306
Provision for credit losses	(191)	25

Balance, end of period	$297	331

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Wachovia Funding held its annual meeting of shareholders on May 12, 2008. At the annual meeting, the only item voted upon by Wachovia Funding shareholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director.

Name	For	Withheld
James E. Alward	107,116,825	96,685
Joel J. Griffin	107,117,292	96,218
Charles F. Jones	107,117,286	96,223
G. Kennedy Thompson	107,099,929	113,581

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

During the quarter ended June 30, 2008, Wachovia Funding did not file any Current Reports on Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ THOMAS J. WURTZ
Thomas J. Wurtz Chief Financial Officer

Date: August 13, 2008