Form 10-Q
period 2008-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2008-11-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2008 and December 31, 2007

(In thousands, except share data)	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,671,132	1,394,729
Loans, net of unearned income	16,095,228	16,606,273
Allowance for loan losses	(230,155)	(93,095)

Loans, net	15,865,073	16,513,178

Interest rate swaps, net	—	1,589
Accounts receivable—affiliate, net	169,483	229,785
Other assets	90,104	94,366

Total assets	$17,795,792	18,233,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	—	300,000
Interest rate swaps, net	624	—
Deferred income tax liabilities	61,877	70,365
Other liabilities	22,085	19,540

Total liabilities	84,586	389,905

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2008 and 2007	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2008 and 2007	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2008 and 2007	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2008 and 2007	1,000	1,000
Paid-in capital	17,467,786	17,467,786
Retained earnings	241,677	374,213

Total stockholders’ equity	17,711,206	17,843,742

Total liabilities and stockholders’ equity	$17,795,792	18,233,647

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share data and average shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME	$296,284	320,060	861,752	921,363
INTEREST EXPENSE	961	12,039	5,799	22,493

Net interest income	295,323	308,021	855,953	898,870
Provision for credit losses	36,325	6,343	187,105	5,975

Net interest income after provision for credit losses	258,998	301,678	668,848	892,895

OTHER INCOME
Gain on interest rate swaps	1,586	4,977	4,548	2,201
Other income	—	40	—	151

Total other income	1,586	5,017	4,548	2,352

NONINTEREST EXPENSE
Loan servicing costs	16,552	16,340	48,273	45,841
Management fees	1,150	11,276	13,008	32,335
Other expense	647	453	1,757	1,490

Total noninterest expense	18,349	28,069	63,038	79,666

Income before income tax expense	242,235	278,626	610,358	815,581
Income tax expense	2,365	5,377	7,669	11,837

Net income	239,870	273,249	602,689	803,744
Dividends on preferred stock	63,688	97,298	215,225	291,840

Net income available to common stockholders	$176,182	175,951	387,464	511,904

PER COMMON SHARE DATA
Basic earnings	$1.76	1.76	3.87	5.12
Diluted earnings	$1.76	1.76	3.87	5.12
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2006	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	803,744	803,744
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $1.35 per share	—	—	—	(53,907)	(53,907)
Series C preferred securities at $46.56 per share	—	—	—	(197,113)	(197,113)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $4.90 per share	—	—	—	(490,000)	(490,000)

Balance, September 30, 2007	$743	1,000	17,467,786	383,567	17,853,096

Balance, December 31, 2007	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	602,689	602,689
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.98 per share	—	—	—	(39,269)	(39,269)
Series C preferred securities at $31.92 per share	—	—	—	(135,136)	(135,136)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $5.20 per share	—	—	—	(520,000)	(520,000)

Balance, September 30, 2008	$743	1,000	17,467,786	241,677	17,711,206

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$602,689	803,744
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	187,105	5,975
Deferred income tax expense	(8,488)	(3,389)
Gain on interest rate swaps	(9,772)	(15,165)
Accounts receivable—affiliate, net	17,084	(2,773)
Other assets and other liabilities, net	7,032	2,034

Net cash provided by operating activities	795,650	790,426

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	503,993	(642,025)
Interest rate swaps	35,523	35,523

Net cash provided (used) by investing activities	539,516	(606,502)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(300,000)	200,000
Collateral held on interest rate swaps	(23,538)	(20,988)
Cash dividends paid	(735,225)	(530,267)

Net cash used by financing activities	(1,058,763)	(351,255)

Increase (decrease) in cash and cash equivalents	276,403	(167,331)
Cash and cash equivalents, beginning of year	1,394,729	1,382,021

Cash and cash equivalents, end of period	$1,671,132	1,214,690

CASH PAID FOR
Income taxes	$13,000	11,967
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	—	251,573
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$43,218	14,339

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008 and December 31, 2007

NOTE 1:     CONSOLIDATED FINANCIAL STATEMENTS

Wachovia Funding, including its subsidiaries, is a subsidiary of Wachovia Bank, National Association, which is a wholly-owned subsidiary of Wachovia Corporation.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2007 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2007, including the related notes to consolidated financial statements.

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

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales for GAAP accounting purposes because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At September 30, 2008, the outstanding balance of these loans purchased from the Bank amounted to $11.4 billion.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008, for each of the fair value hierarchy levels.

	September 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	591,725	—	(591,725)	—

Total assets at fair value	—	591,725	—	(591,725)	—

LIABILITIES
Interest rate swaps	—	326,867	—	(326,243)	624

Total liabilities at fair value	$ —	326,867	—	(326,243)	624

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

As of September 30, 2008, Wachovia Funding had no assets or liabilities that were measured at fair value on a nonrecurring basis. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

On October 3, 2008, Wells Fargo & Company and Wachovia announced they had entered into a merger agreement providing for Wells Fargo to purchase Wachovia in a stock-for-stock merger transaction. The merger is expected to close by year-end 2008, subject to regulatory approvals and Wachovia shareholder approval. Wachovia Funding is expected to be a subsidiary of Wells Fargo after merger consummation. Please refer to Wachovia’s third quarter 2008 Form 10-Q and Wachovia Funding Form 8-K dated October 3, 2008, for additional information.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2008 and 2007.

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

2008 to 2007 Nine Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $387.5 million and $511.9 million in the first nine months of 2008 and 2007, respectively. This decrease was driven by higher provision for credit losses, lower net interest income and higher loan servicing costs, partially offset by higher gains on interest rate swaps and lower management fees.

Interest Income.    Interest income of $861.8 million in the first nine months of 2008 decreased $59.6 million, or 6%, compared with the first nine months of 2007. This was primarily driven by decreases in interest rates received on interest-earning assets, primarily commercial loans and overnight eurodollar deposits, compared with the same period one year ago. The average interest rate received on total interest-earning assets was 6.42% in the first nine months of 2008 compared with 6.75% in the first nine months of 2007 which reflects the impact of a lower interest rate environment in 2008. Average home equity loans increased $429.7 million to $12.6 billion compared with the first nine months of 2007 while average commercial loans decreased $551.2 million to $2.9 billion in the same period due to pay-downs. In the first and third quarters of 2008, loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $181.9 million to $804.7 million in the first nine months of 2008 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $35.5 million to $29.0 million in the first nine months of 2008 compared with the first nine months of 2007 driven by lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2008 and 2007, are presented below.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$2,907,595	101,461	4.66%	$3,458,809	179,426	6.94%
Home equity loans	12,610,795	698,929	7.40	12,181,099	632,932	6.95
Residential mortgages	804,677	32,382	5.37	986,527	44,562	6.02
Interest-bearing deposits in banks and other earning assets	1,592,081	28,980	2.43	1,629,341	64,443	5.29

Total interest-earning assets	$17,915,148	861,752	6.42%	$18,255,776	921,363	6.75%

Interest Expense.    Interest expense decreased to $5.8 million in the first nine months of 2008 compared with $22.5 million in the first nine months of 2007. This reflects decreased borrowings on our existing line of credit with the Bank, which funded our purchases of home equity loans in the second and third quarters of 2007 and the first and third quarters of 2008. At September 30, 2008, there was no outstanding balance under the line of credit with the Bank as our borrowings were paid in full during the second and third quarters of 2008.

Provision for Credit Losses.    The provision for credit losses was $187.1 million in the first nine months of 2008 compared with $6.0 million in the first nine months of 2007. The increase in the provision for credit losses was primarily driven by updates to our loss estimation processes for home equity loans which were based on observed credit trends within our loan portfolio and in the market. See the allowance for loan losses section under “Balance Sheet Analysis”. See “Critical Accounting Policies” in our 2007 Annual Report on Form 10-K for more information on the allowance for loan losses.

Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $4.5 million in the first nine months of 2008 compared with a gain of $2.2 million in the first nine months of 2007. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $5.2 million and $13.0 million in the first nine months of 2008 and 2007, respectively. The increase in interest rate swaps income is primarily due to a decrease in the interest expense paid on the cash collateral received. The cash collateral expense decreased due to a reduced net present value primarily the result of contractual swap payments. Furthermore, the cash collateral expense decreased due to a decrease in short-term rates paid on these balances.

Loan Servicing Costs.    Loan servicing costs increased $2.4 million to $48.3 million in the first nine months of 2008 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $13.0 million in the first nine months of 2008 compared with $32.3 million in the first nine months of 2007 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first nine months of 2008 and 2007, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $7.7 million in the first nine months of 2008 compared with $11.8 million in the first nine months of 2007. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense in the first nine months of 2008 was driven by lower interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago driven by lower short-term interest rates in the first nine months of 2008. Partially offsetting was the effect of higher gains on interest rate swaps in the first nine months of 2008 compared with the same period one year ago.

Summary Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net income available to common stockholders of $176.2 million in the third quarter of 2008 was essentially flat compared with $176.0 million in the third quarter of 2007. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income decreased $12.7 million to $295.3 million in the third quarter of 2008 compared with the third quarter of 2007 driven by the lower interest rate environment in 2008. The average interest rate received on total interest-earning assets was 6.58% in the third quarter of 2008 compared with 6.82% in the same quarter one year ago. Average total loans decreased $816.8 million in the third quarter of 2008 compared with the third quarter of 2007. Average home equity loans decreased $173.1 million to $12.8 billion compared with the third quarter of 2007 while average commercial loans decreased $502.9 million to $2.8 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $140.8 million to $773.9 million compared with the third quarter of 2007. Interest income on cash invested in overnight eurodollar deposits decreased $10.9 million in the third quarter of 2008 compared with the same period last year driven by lower short-term interest rates in 2008.

Provision for credit losses was $36.3 million in the third quarter of 2008 compared with $6.3 million in the third quarter of 2007. The higher expense in the third quarter of 2008 was driven by higher net charge-offs on home equity loans and an increase to the unallocated component related to inherent uncertainty in the estimation processes used for our allowance for loan losses. Net charge-offs were $21.2 million in the third quarter of 2008 compared with $2.0 million in the third quarter of 2007. See the allowance for loan losses section under “Balance Sheet Analysis”.

Gains on interest rate swaps were $1.6 million in the third quarter of 2008 compared with $5.0 million in the third quarter of 2007. Included in interest rate swaps was expense associated with the derivative cash collateral received of $1.3 million and $4.0 million in the third quarter of 2008 and 2007, respectively. The lower gain in the third quarter of 2008 primarily reflects a lower magnitude of rate decreases in the third quarter of 2008 compared with the year ago quarter. Partially offsetting was a higher net present value, as a result of the passage of time, compared with the third quarter of 2007.

Loan servicing costs increased $212 thousand to $16.6 million in the third quarter of 2008 compared with the third quarter of 2007 reflecting higher residential loans balances. Management fees of $1.2 million in the third quarter of 2008 decreased from $11.3 million in the third quarter of 2007 primarily reflecting Wachovia’s decreased allocable expense base.

Income tax expense was $2.4 million in the third quarter of 2008 compared with an expense of $5.4 million in the third quarter of 2007. The lower expense in the third quarter of 2008 was driven by the lower gains on interest rate swaps and lower interest income on cash invested in overnight eurodollar deposits in the third quarter of 2008 as noted above.

Balance Sheet Analysis

September 30, 2008 to December 31, 2007

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $17.8 billion at September 30, 2008, compared with $18.2 billion at December 31, 2007. Net loans were 90% and 91% of total assets at September 30, 2008, and December 31, 2007, respectively.

Loans.    Net loans decreased $511.0 million to $16.1 billion at September 30, 2008, compared with December 31, 2007, primarily reflecting decreases across the entire portfolio due to pay-downs. At September 30, 2008 and at December 31, 2007, home equity loans comprised 78% and 76% of loans, respectively, and commercial loans comprised 17% and 19% respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $137.1 million from December 31, 2007, to $230.2 million at September 30, 2008, as a result of continuing weakness in housing markets, particularly in Florida. As trends and outlooks for both housing and the economy continued to worsen during the second quarter of 2008, we updated our estimation tools for measuring credit risk for our home equity loans. Our reserve methodology relies on historical experience but also considers our current view of the effect of further house price declines and a longer period over which a recovery is expected to occur. These updates were made based on credit trends that we have observed, including, but not limited to home price declines, our higher net charge-offs and growth in nonaccrual loans. We use 12-month forward expected losses as a measure of probable inherent losses in the portfolio as of the balance sheet date. In the third quarter of 2008, we increased the unallocated component of the allowance to $11.0 million as a result of uncertainty inherent in the estimation processes that we use for our allowance for loan losses. There was no unallocated component in prior periods. Net charge-offs increased $44.4 million from the first nine months of 2007 to $50.0 million in the third quarter of 2008. Nonaccrual loans increased from $36.8 million at December 31, 2007, to $44.0 million at September 30, 2008, as changes were driven by performance, primarily in the home equity loans portfolio. The allowance to loans ratio of 1.43% at September 30, 2008, increased from 0.56% at December 31, 2007. See Tables 3 and 4 following “—Accounting and Regulatory Matters” for additional information related to net charge-offs and nonaccrual loans. See “Critical Accounting Policies” in our 2007 Annual Report on Form 10-K for more information on the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $263 thousand at September 30, 2008, compared with $488 thousand at December 31, 2007.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps.    Interest rate swaps were a liability of $624 thousand and an asset of $1.6 million at September 30, 2008 and December 31, 2007, respectively, which represents the fair value of our net position in interest rate swaps, net of cash collateral.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $169.5 million at September 30, 2008, compared with $229.8 million at December 31, 2007, as a result of intercompany cash transactions related to net loan paydowns, interest receipts and funding with the Bank. The decrease was due to lower paydowns in September 2008 than occurred in December 2007.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2008, and at December 31, 2007, unfunded commitments to extend credit were $621.6 million and $655.7 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. Under the terms of that facility, we can borrow up to $2.0 billion under a revolving demand note at a rate equal to the federal funds rate. At September 30, 2008, there were no borrowings on our line of credit with the Bank. Should a longer-term liquidity need arise, issuing additional common or preferred stock, subject to any pre-approval rights of our shareholders, may be an option. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

As noted above, our primary source of funding is from the Bank which is a wholly-owned subsidiary of Wachovia Corporation. In July 2008, Wachovia announced a series of initiatives intended to protect, preserve and generate capital and enhance liquidity, including a common stock dividend reduction, reducing loans and securities by $20 billion by year-end, expense reductions and possible asset sales. Wachovia estimated these initiatives would generate or preserve approximately $6 billion in capital and enhance liquidity. Following the market events described in the Executive Summary section of Wachovia’s Third Quarter 2008 Report on Form 10-Q, Wachovia experienced significant and abrupt end-of-quarter outflows in commercial core deposits, evidenced by a 24 percent period-end decrease in commercial core deposits and an 8 percent decrease in total core deposits compared with the second quarter of 2008. This deposit outflow, coupled with growth in funded assets and inability to access the debt capital markets, placed significant pressure on Wachovia’s liquidity.

Following Wachovia’s entry into the merger agreement with Wells Fargo, Wachovia has taken specific steps to enhance their liquidity position and Wachovia is experiencing stabilizing deposit activities, including improved commercial deposit trends. On October 6, 2008, Wachovia entered into overnight, collateralized financing arrangements with Wells Fargo to provide access to funding for operations in addition to the other financing sources available to us, including the Federal Reserve. Wachovia’s Federal Reserve borrowings have maturities through January 2009. Consummation of the merger with Wells Fargo is expected to occur by December 31, 2008, subject to regulatory approvals and Wachovia stockholder approval. If the merger with Wells Fargo is not consummated, there could be a significant adverse impact to the consolidated financial statements of Wachovia and Wachovia Funding. Please refer to Wachovia’s Third Quarter 2008 Report on Form 10-Q for additional information.

In addition, Wachovia is participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), which became effective on October 14, 2008. The TLGP has two components: the Debt Guarantee Program, which provides a temporary guarantee of newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program, which provides a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. All eligible entities, which include Wachovia and its depository institution subsidiaries, are automatically covered under the TLGP for the first 30 days, during which time eligible entities may choose to opt out of either or both components of the TLGP. Wachovia and its depository institution subsidiaries will continue to participate in the Debt Guarantee Program and the Transaction Account Guarantee Program through their respective termination dates of June 30 and December 31, 2009. Eligible entities participating in the TLGP will be assessed fees payable to the FDIC for coverage under the program. Under the Debt Guarantee Program, there will be an annualized fee equal to 75 basis points multiplied by the amount of covered debt issued. For the Transaction Account Guarantee Program, there will be an annualized fee in the form of a 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. This assessment will be in addition to risk-based deposit insurance assessments currently imposed under FDIC rules and regulations.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2007 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of net interest income to changes in interest rates. Our loan portfolio was comprised of approximately 23% of variable rate loans at September 30, 2008. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At September 30, 2008, approximately 77% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2008, $5.3 billion, or 30% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2008, our liabilities were $84.6 million, or 0.5%, of our assets, while stockholders’ equity was $17.7 billion, or 99.5%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $12.4 billion of fixed rate loans and loan participations was approximately $8.0 billion and the fair value of $3.7 billion of variable rate loans and loan participations was approximately $3.2 billion at September 30, 2008.

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

At September 30, 2008, our position in interest rate swaps was an asset of $591.7 million, a liability of $326.9 million, and a cash collateral payable of $265.5 million, which is recorded as a net amount on our consolidated balance sheet at fair value. The following table presents interest rate swap maturities.

(In thousands)	1 Year or Less	1-2 Years	2-5 Years	5-10 Years	After 10 Years	Total
Interest Rate Swap Assets
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	7.45	—	—	7.45
Weighted average pay rate (a)	—%	—	2.82	—	—	2.82
Interest Rate Swap Liabilities
Notional amount	$—	—	4,100,000	—	—	4,100,000
Weighted average receive rate (a)	—%	—	2.82	—	—	2.82
Weighted average pay rate (a)	—%	—	5.72	—	—	5.72

(a)	All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2008.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

At September 30, 2008, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 2.82%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.72 years, weighted average receive rate of 2.82% and weighted average pay rate of 5.72% at September 30, 2008. Since the swaps have a weighted average maturity of 3.72 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2008.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $5.2 million or $10.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $5.0 million or $9.9 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

As of September 30, 2008, there were no borrowings on our line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.0 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

In September 2008, the FASB issued an exposure draft of proposed statement: Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The exposure draft on SFAS 140 removes the concept of a qualifying special purpose entity (QSPE) from SFAS 140, thereby eliminating the exception from consolidation that is accorded to QSPEs. This exposure draft also includes other amendments to SFAS 140 that may significantly reduce the number of transactions that qualify for off-balance sheet treatment, which may result in assets and liabilities remaining on a transferor’s or sponsor’s balance sheet.

This exposure draft provides for an effective date of January 1, 2010, for calendar year-end companies. We cannot predict with any certainty what the provisions of the final standard will be or what changes may be required to the structure of or the accounting for transactions subject to SFAS 140.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Nine Months Ended September 30,
	2008	2007
RATIOS
Return on average assets	4.41%	5.77
Return on average stockholders’ equity	4.50	5.99
Average stockholders’ equity to average assets	98.00	96.28
Dividend payout ratio	121.99%	97.27

Table 2 LOANS
(In thousands)	September 30, 2008	December 31, 2007
COMMERCIAL
Commercial and commercial real estate	$2,796,307	3,152,954

RESIDENTIAL LOANS
Residential mortgages	765,814	851,797
Home equity loans	12,553,035	12,625,436

Total loans	16,115,156	16,630,187
Unearned income	19,928	23,914

Total loans, net of unearned income	$16,095,228	16,606,273

Table 3 LOAN LOSSES AND RECOVERIES
	Nine Months Ended September 30,
(In thousands)	2008	2007
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$93,095	81,350
Provision for credit losses	187,330	5,938
Allowance related to loans sold	(237)	(28)
Net charge-offs	(50,033)	(5,605)

Balance, end of period	$230,155	81,655

as a % of loans, net	1.43%	0.47

as a % of nonaccrual loans	524%	298

LOAN LOSSES
Commercial and commercial real estate loans	$20	—
Residential mortgages	431	378
Home equity loans	50,123	6,138

Total loan losses	50,574	6,516

LOAN RECOVERIES
Commercial and commercial real estate loans	135	86
Residential mortgages	1	215
Home equity loans	405	610

Total loan recoveries	541	911

Net charge-offs	$50,033	5,605

Total net charge-offs as a % of average loans, net	0.41%	0.04

Table 4 NONACCRUAL LOANS
(In thousands)	September 30, 2008	December 31, 2007
Commercial and commercial real estate loans	$7,368	5,348
Residential mortgages	5,120	5,457
Home equity loans	31,471	26,024

Total nonaccrual loans	$43,959	36,829

as a % of loans, net	0.27%	0.22

Accruing loans past due 90 days	$38,922	16,262

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2008	2007
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$488	306
Provision for credit losses	(225)	37

Balance, end of period	$263	343

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

None.

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
Peter M. Carlson Executive Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 14, 2008