Form 10-K
period 2008-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2009-03-30
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2008, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

As of January 31, 2009, there were 99,999,900 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2009.	Part III-Items 10, 11, 12, 13 and 14.

Item 15.1 of Wells Fargo & Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (excluding the list of exhibits incorporated therein by reference).

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

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wachovia Bank, National Association, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Item 1.    Business.

General

Wachovia Funding is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and an indirect subsidiary of both Wachovia Corporation, a Delaware corporation (“New Wachovia”) and Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and New Wachovia owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and New Wachovia owns the remaining 0.05%. Wachovia Preferred Holding owns 88.17% of our Series D preferred securities, while the remaining 11.83% is owned by 108 employees of Wells Fargo & Company (“Wells Fargo”) or its affiliates. All of these entities are subsidiaries of Wells Fargo.

On December 31, 2008, Wells Fargo acquired Wachovia Corporation, a North Carolina corporation (“Wachovia”) by a merger of Wachovia with and into Wells Fargo. As a result of this acquisition, each outstanding share of Wachovia common stock was converted into 0.1991 shares of Wells Fargo common stock and each share of Wachovia preferred stock outstanding or reserved for issuance was converted into a share of Wells Fargo preferred stock with substantially identical terms. The acquisition did not directly affect the outstanding shares of capital stock of Wachovia Funding. However, the Wachovia Funding Series A preferred securities are now conditionally exchangeable for shares of Wells Fargo preferred stock instead of Wachovia preferred stock. Following the acquisition, all subsidiaries of Wachovia became subsidiaries of Wells Fargo. On January 2, 2009, Wells Fargo created a new legal entity, New Wachovia, to which it contributed all former subsidiaries of Wachovia.

One of our subsidiaries, Wachovia Real Estate Investment Corp., was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of Wachovia Real Estate Investment Corp. common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by New Wachovia. Of the 667 shares of Wachovia Real Estate Investment Corp. preferred stock outstanding, we own 533.3 shares or 79.96%, 127 shares or 19.04% are owned by employees of Wells Fargo or its affiliates and 6.7 shares or 1.00% are owned by New Wachovia.

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

Following the merger of Wachovia into Wells Fargo on December 31, 2008, our legal and organizational structure is as follows:

Our principal business objective is to acquire, hold and manage domestic mortgage assets, and other authorized investments that will generate net income for distribution to our shareholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, the majority of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The remainder of our assets were acquired directly from the Bank. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties. Following the Wells Fargo merger, we may also acquire such assets from Wells Fargo Bank, N.A. and its affiliates.

The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended, (the “Code”) requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage- backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets”. We may invest up to 25% of the value of a REIT’s total assets in non-real-estate-related securities as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code also requires that not more than 20% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. Generally, the Code designation for REIT Qualified Assets is less stringent than the Investment Company Act designation for Qualifying Interests, due to the ability under the Code to treat cash and cash equivalents as REIT Qualified Assets and a lower required ratio of REIT Qualified Assets to total assets.

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

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations and our continued qualification as a REIT. We currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels or increase in loan loss reserves because:

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

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2008, we did not hold any mortgage-backed securities.

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

Conflict of Interest Policies.    Because of the nature of our relationship with the Bank or its affiliates, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of participation interests in loans from, or disposition of participation interests in loans to the Bank, foreclosure on defaulted loans, management of the cash collateral related to the interest rate swaps and the modification of either the participation or servicing agreements. It is our policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the lending industry.

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

We currently make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our Independent Directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Included in loan servicing costs were fees paid to the Bank for the years ended December 31, 2008 and 2007, of $64.6 million and $61.8 million, respectively. In 2008 and 2007, the monthly fee with respect to the commercial loans was equal to the total committed amount of each loan multiplied by a fee of 0.025% per annum. For home equity loans, the monthly fee was equal to the outstanding principal balance of each loan multiplied by 0.50% per annum.

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

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to hold interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank, although we may also purchase loans from unaffiliated third parties. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

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

Moreover, our Series A preferred securities are automatically exchangeable for depositary shares representing Series G, Class A preferred stock of Wells Fargo at the direction of the OCC if any of the following events occurs:

•	the Bank becomes undercapitalized under the OCC’s “prompt corrective action” regulations;

•	the Bank is placed into conservatorship or receivership; or

•

the OCC, in its sole discretion, anticipates that the Bank may become “undercapitalized” in the near term or takes supervisory action that limits the payment of dividends by us and in connection therewith directs an exchange.

In an exchange, holders of our Series A preferred securities would receive one depositary share representing a one-sixth interest in one share of Wells Fargo Series G, Class A preferred stock for each of our Series A preferred securities. The Wells Fargo Series G, Class A preferred stock will be non-cumulative, perpetual, non-voting preferred stock of Wells Fargo ranking equally upon issuance with the most senior preferred stock of Wells Fargo then outstanding. If such an exchange occurs, holders of our Series A preferred securities would own an investment in Wells Fargo and not in us at a time when the Bank’s and, ultimately, Wells Fargo’s financial condition is deteriorating or the Bank may have been placed into conservatorship or receivership.

For more information concerning Wells Fargo and the Bank, please see Part IV, Item 15.1 of Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference), the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a), and the selected unaudited financial information of the Bank filed herewith as Exhibit (99)(b).

Employees

We have two executive officers and approximately 9 additional non-executive officers. In 2008, our executive officers were also executive officers of Wachovia, and our current executive officers are also executive officers of Wells Fargo. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wells Fargo and/or the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 108 employees of Wells Fargo or its affiliates, including certain of the non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 1620 East Roseville Parkway, Roseville, California 95661 (telephone number (916) 787-9090).

Available Information

Although Wachovia Funding does not maintain its own website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost at www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov.

Item 1A.    Risk Factors.

An investment in Wachovia Funding’s securities may involve risks due to the nature of the business we engage in and activities related to that business. The following are the most significant risks associated with that business:

As a result of the Wells Fargo acquisition of Wachovia, we may incur losses on loans that are materially greater than reflected in the preliminary fair value adjustments.

Under the purchase method of accounting, the acquired assets and liabilities of Wachovia including Wachovia Funding, were recorded at fair value based on preliminary purchase accounting adjustments. Under purchase accounting, we have until one year after the merger to finalize the December 31, 2008, fair value adjustments, meaning we could have material adjustments to the preliminary fair value estimates herein.

Under SOP 03-3, we recorded at fair value all credit-impaired loans acquired in the merger based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the credit-impaired loans and their expected cash flows—the “nonaccretable difference”—is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional credit deterioration in these loans.

Our financial results and condition will be adversely affected if home prices continue to fall and unemployment continues to increase.

Significant declines in home prices over the last year and recent increases in unemployment have resulted in higher loan charge-offs and increases in our allowance for credit losses and related provision expense. The economic environment and related conditions will directly affect credit performance. For example, if home prices continue to fall or unemployment continues to rise we will likely incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. These conditions are adversely affecting not only consumer loan performance but also commercial loans, especially those business borrowers that rely on the health of industries that are experiencing high levels of contraction.

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest.

All of our officers and one of our directors are also officers of Wells Fargo or the Bank or their affiliates. Wells Fargo, New Wachovia, the Bank and Wachovia Preferred Holding control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends.

The Bank may have interests that are not identical to our interests. Wells Fargo, the ultimate parent of the Bank may have investment goals and strategies that differ from those of the holders of the Series A preferred securities. Consequently, conflicts of interest between us, on one hand, and the Bank and/or Wells Fargo, on the other hand, may arise.

We are dependent on the officers and employees of Wells Fargo and the Bank for our business activities and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest.

Wells Fargo and the Bank are involved in virtually every aspect of our existence. The Bank administers our day-to-day activities under the terms of participation and servicing agreements between the Bank and us. We are dependent on the diligence and skill of the officers and employees of the Bank for the selection, structuring and monitoring of the loans in our portfolio and our other authorized investments and business opportunities. The Bank manages our cash collateral related to our interest rate swaps.

Despite our belief that the terms of the loan participation and servicing agreements between the Bank and us reflect terms consistent with those negotiated on an arms-length basis, our dependency on the Bank’s officers and employees and our close relationship with the Bank may create potential conflicts of interest. Specifically, such conflicts of interest may arise because the employees of the Bank have the power to set the amount of the service fees paid to the Bank, modify the loan participation and servicing agreements, and make business decisions with respect to servicing of the underlying loans, particularly the loans that are placed on nonaccrual status or are otherwise non-performing.

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

We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If a change in the laws or the interpretations of those laws were to occur, we could be required to either change the manner in which we conduct our operations to avoid being required to register as an investment company or register as an investment company, either of which could have a material adverse effect on us and the price of our securities. Further, in order to ensure that we at all times continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is somewhat higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may lower at times our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Wachovia Funding does not own any properties and our primary executive offices are used primarily by affiliates of Wells Fargo. Because we do not have any of our own employees who are not also employees of Wells Fargo or the Bank, we do not need office space for such employees. All officers of Wachovia Funding are also officers of Wells Fargo or the Bank or affiliates and perform their services from office space owned or leased by Wells Fargo or the Bank, as applicable.

Item 3.    Legal Proceedings.

We, Wells Fargo and the Bank are not currently involved in nor, to our knowledge, currently threatened with any material litigation with respect to the assets included in our portfolio, other than routine litigation arising in the ordinary course of business. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we believe that the eventual outcome of the litigation with respect to the assets included in our portfolio will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to our results of operations for any particular period.

Disclosure of Tax Shelter Penalties

None.

Item 4.    Submission of Matters to a Vote Of Security Holders.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Our common stock is 99.85% owned by Wachovia Preferred Holding and 0.15% owned by New Wachovia and is not listed on any securities exchange. Wachovia Funding’s Series A preferred securities have been listed on the NYSE since January 10, 2003.

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

Prior to the December 2002 public offering of Wachovia Funding’s Series A preferred securities, Wachovia Preferred Holding acquired (i) 30,000,000 of Wachovia Funding’s Series A preferred securities, liquidation preference $25.00 per security, (ii) 40,000,000 of Wachovia Funding’s Series B preferred securities, liquidation preference $25.00 per security, and (iii) 4,233,754 of Wachovia Funding’s Series C preferred securities, liquidation preference $1,000 per security. The Series A, Series B and Series C preferred securities were acquired by Wachovia Preferred Holding in exchange for participations in commercial and commercial real estate loans with an aggregate fair value of $6.0 billion. The issuance of Wachovia Funding’s Series A, Series B and Series C preferred securities to Wachovia Preferred Holding was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The Series A and Series B preferred securities are conditionally exchangeable, upon certain regulatory events, into preferred stock (or depositary shares representing such stock) of Wells Fargo.

In December 2002 and June 2003, Wachovia Preferred Holding sold 18,000,000 shares and 12,000,000 shares, respectively, of our Series A preferred securities in registered public offerings. Wachovia Funding did not receive any of the proceeds from these offerings.

Dividends

For the year ended December 31, 2008, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share on its Series A preferred securities, (ii) cash dividends of $1.34 per share on its Series B preferred securities, (iii) cash dividends of $43.75 per share on its Series C preferred securities, and (iv) cash dividends of $85.00 per share on its Series D preferred securities. Wachovia Funding also paid dividends of $6.95 per share on its common stock in 2008. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. In 2008, our executive officers were also executive officers of Wachovia and received certain equity-based compensation from Wachovia. Our two current executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See “Executive Compensation” in our definitive proxy statement to be filed no later than April 30, 2009, for more information on such equity-based compensation.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio.

Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and those reflecting purchase accounting are labeled “successor”.

As reflected on the following page, selected consolidated financial data for the five years ended December 31, 2008, is derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K, the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a), and the selected unaudited financial information of the Bank filed herewith as Exhibit (99)(b).

Additionally, the table on the following page reflects five-year trend data for nonperforming loans. We generally place loans on nonaccrual status when commercial loans become 90 days past due as to principal or interest, or where reasonable doubt exists as to collection, unless well secured and in the process of collection. Consumer real estate loans that become 180 days past due are placed on nonaccrual status. Nonperforming loans were $11.9 million at December 31, 2008.

In connection with the Wells Fargo acquisition of Wachovia, the loans acquired from Wachovia and its subsidiaries where there was evidence of deterioration in credit quality since origination and where it was probable at the date of acquisition that we would not collect all contractual principal and interest are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Loans within the scope of SOP 03-3 (“SOP 03-3 loans”), which generally are loans on nonaccrual status, are initially recorded at fair value. No allowance for loan losses is carried over or initially recorded on SOP 03-3 loans. Substantially all of our nonaccrual loans are within the scope of SOP 03-3. After such loans have been written down to fair value, they are evaluated for accruing status based on the collectibility of the new book value (net of the purchase accounting discount). Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting).

Prior to the application of SOP 03-3 at December 31, 2008, nonaccrual loans totaled $60.6 million including $10.9 million in commercial loans and $49.7 million in consumer loans.

	Years Ended December 31,
(In thousands)	2008 (a)	2007	2006	2005	2004
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
INCOME STATEMENT DATA (b)
Net interest income (c)	$1,166,785	1,200,226	1,157,209	801,809	400,653
Provision for credit losses	321,605	21,162	(9,251)	1,211	(3,390)
Other income (c)	21,750	7,754	(2,846)	(7,309)	13,914
Noninterest expense	86,493	102,947	104,039	67,641	39,882
Net income	$767,276	1,067,033	1,046,154	721,522	372,419
BALANCE SHEET DATA
Cash and cash equivalents	$1,358,129	1,394,729	1,382,021	1,484,535	970,667
Loans, net of unearned income	17,481,505	16,606,273	16,795,417	16,196,661	10,909,529
Allowance for loan losses	(269,343)	(93,095)	(81,350)	(96,115)	(99,932)
Interest rate swaps (c)	1,273	1,589	658	411	459,838
Total assets (c)	18,836,915	18,233,647	18,427,969	17,896,219	12,316,637
Collateral held on interest rate swaps (c)	—	—	—	—	458,265
Total liabilities (c)	250,887	389,905	596,777	100,569	555,021
Total stockholders’ equity	$18,586,028	17,843,742	17,831,192	17,795,650	11,761,616
SELECTED OTHER INFORMATION
Nonperforming loans	$11,881	36,829	19,682	20,353	20,247
Nonperforming loans as a % of total loan	0.07%	0.22	0.12	0.13	0.19
Nonperforming loans as a % of total assets	0.06	0.20	0.11	0.11	0.16
Allowance for loan losses as a % of nonperforming loans	2,267.01	252.78	413.32	472.24	493.56
Allowance for loan losses as a % of total loans	1.54%	0.56	0.48	0.59	0.92

(a)	The allowance for loan losses does not include any amounts related to loans that are accounted for under SOP 03-3 (allowance related to SOP 03-3 loans was $55.6 million), and nonperforming loans exclude $48.7 million of SOP 03-3 loans that would have been accounted for as nonperforming prior to the application of SOP 03-3.

(b)	2008 income statement data based on predecessor.

(c)	Amounts for 2004 have not been restated for the adoption of FASB Staff Position No. Fin-39.1. Please refer to “—Notes to Consolidated Financial Statements” for additional information.

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

For the tax year ended December 31, 2008, we expect to be taxed as a REIT and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

•

In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wachovia agreed to make a capital contribution to us equal in amount to any income taxes payable by us. Therefore, a failure to qualify as a REIT is not expected to result in any net liability to us.

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

As a subsidiary of Wachovia until December 31, 2008, our loans were subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries, including the Bank. Beginning in 2009, our loans are subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wells Fargo’s subsidiaries, including the Bank. Wachovia employed a variety of modeling and estimation tools for measuring credit risk. These tools were periodically reevaluated and refined, as appropriate.

The following provides a description of Wachovia’s methodology, which was Wachovia Funding’s methodology.

Our model for the allowance for loan losses had four components: formula-based components for both the commercial and consumer portfolios, each including a factor for historical loss variability, a reserve for impaired commercial loans and an unallocated component, when applicable. The only period in which we had an unallocated component was the third quarter of 2008, and it related to an increased level of uncertainty in the estimation processes we use.

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

At December 31, 2008, the formula-based components of the allowance were $23.5 million for commercial loans and $245.8 million for consumer loans compared with $33.6 million and $59.5 million, respectively, at December 31, 2007.

When applicable, we have established specific reserves within the allowance for loan losses for impaired loans, which we define as commercial loans on nonaccrual status. We individually review any impaired loans with a minimum total exposure of $5.0 million. The reserve for each individually reviewed loan is based on the difference between the loan’s carrying amount and the loan’s estimated fair value. No other reserve is provided on impaired loans that are individually reviewed. At December 31, 2008 and 2007, we did not have any impaired loans over $5.0 million. Generally, loans on nonaccrual status were considered to be credit-impaired for purposes of applying SOP 03-3. Purchased credit-impaired loans are accounted for under SOP 03-3 and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over in purchase accounting.

The allowance for loan losses may be supplemented with an unallocated component which reflects the inherent uncertainty of our estimates. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another as warranted by facts and circumstances. We anticipate the unallocated component of the allowance will generally not exceed 5 percent of the total allowance for loan losses. At December 31, 2008, there was no unallocated component of the allowance for loan losses.

The reserve for unfunded lending commitments, which relates only to commercial business where our intent is to classify the funded loan in the loan portfolio, is based on a modeling process that is consistent with the methodology described above for the commercial portion of the allowance for loan losses. In addition, this model includes as a key factor the historical average rate at which unfunded commercial exposures have been funded at time of default. At December 31, 2008 and 2007, the reserve for unfunded lending commitments was $570 thousand and $488 thousand, respectively. As a result of Wells Fargo’s acquisition of Wachovia, Wachovia Funding recorded a $348 thousand conforming adjustment to the provision for loan losses at December 31, 2008, to increase the reserve for unfunded lending commitments to align with Wells Fargo’s methodology.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages, and the term “commercial loans”

includes commercial and commercial real estate loans. See Table 1, Performance and Dividend Payout Ratios, following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the years ended December 31, 2008, 2007 and 2006.

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

In each of the years in the three-year period ended December 31, 2008, we purchased loans from the Bank at fair value. In 2008, 2007, and 2006, Wachovia Funding paid $3.6 billion, $3.7 billion and $5.2 billion, respectively, for residential loans.

2008 to 2007 Comparison

Acquisition.     On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for all “predecessor” periods prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” period.

Net income available to common stockholders.    We earned net income available to common stockholders of $474.0 million and $679.6 million in 2008 and 2007, respectively. The decrease was driven by higher provision for credit losses, lower net interest income and higher loan servicing costs, partially offset by higher gains on interest rate swaps and lower management fees.

Interest Income.    Interest income of $1.2 billion in 2008 decreased $55.9 million, or 5%, compared with 2007 driven by decreases in interest rates on interest-earning assets, primarily commercial loans and overnight eurodollar deposits, compared with the same period one year ago. The average interest rate on total interest-earning assets was 6.54% in 2008 compared with 6.73% in 2007 which reflects the impact of a lower interest rate environment in 2008. Average home equity loans increased $333.9 million to $12.7 billion compared with 2007 while average commercial loans decreased $539.9 million to $2.8 billion in the same period due to pay-downs. In the first, third and fourth quarters of 2008, proceeds from loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $165.2 million to $792.4 million in 2008 compared with the prior year. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $47.6 million to $30.9 million in 2008 compared with 2007 driven by lower short-term interest rates in 2008. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2008, are presented below. The purchase accounting adjustments recorded on Wachovia Funding’s interest-earning assets and interest-earning liabilities to reflect market rates of interest for each instrument or pool of instruments will affect net interest income beginning in first quarter 2009.

	Year Ended December 31, 2008 (a)			Year Ended December 31, 2007
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Commercial loans	$2,848,256	130,757	4.59%	$3,388,175	231,161	6.82%
Home equity loans	12,705,928	969,849	7.63	12,372,049	861,407	6.96
Residential mortgages	792,391	41,435	5.23	957,583	57,765	6.03
Interest-bearing deposits in banks and other earning assets	1,592,639	30,892	1.94	1,531,125	78,511	5.13

Total earning assets	$17,939,214	1,172,933	6.54%	$18,248,932	1,228,844	6.73%

(a)	2008 average balances and interest income based on predecessor.

We allocate the changes in net interest income to changes in either average balances or average interest rates. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion of the percentage changes in average volume and average interest rate. The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2008, is presented below.

	2008 Compared with 2007 (Predecessor)
(In thousands)	Interest Income Variance	Variance Attributable to
		Rate	Volume
EARNING ASSETS
Commercial loans	$(100,404)	(69,593)	(30,811)
Home equity loans	108,442	84,076	24,366
Residential mortgages	(16,330)	(7,028)	(9,302)
Interest-bearing deposits in banks and other earning assets	(47,619)	(49,793)	2,174

Total earning assets	$(55,911)	(42,338)	(13,573)

Interest Expense.    Interest expense decreased to $6.1 million in 2008 compared with $28.6 million in 2007 reflecting a lower interest rate environment in 2008 and decreased borrowings on our line of credit with the Bank, which funded our lower volume of purchases of home equity loans in the second and third quarters of 2007 and the first, third and fourth quarters of 2008. At December 31, 2008, there was an outstanding balance of $170.0 million under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was $321.6 million in 2008 compared with $21.2 million in 2007. The increase in the provision for credit losses was primarily driven by continued weakness in housing markets, particularly in Florida. See the allowance for loan losses section under “Balance Sheet Analysis” and “Critical Accounting Policies” for further information.

Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $16.1 million in 2008 compared with a gain of $7.6 million in 2007. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $5.6 million and $16.6 million in 2008 and 2007, respectively. The increase in the gain on interest rate swaps is primarily due to a decrease in expense on cash collateral as the result of a decrease in short-term rates paid on these balances.

Loan Servicing Costs.    Loan servicing costs increased $3.2 million to $65.3 million in 2008 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $18.7 million in 2008 compared with $39.1 million in 2007 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. In both 2008 and 2007, Wachovia charged the management fee to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2008 and 2007, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $13.2 million in 2008 compared with $16.8 million in 2007 with the decrease related to a decrease in pre-tax income. WPR holds our interest rate swaps as well as certain cash investments. The decrease in pre-tax income in WPR was due to lower interest income on cash invested in overnight eurodollar deposits compared with the prior year driven by lower short-term interest rates in 2008. Partially offsetting was the effect of higher gains on interest rate swaps in 2008 compared with the prior year.

2008 to 2007 Fourth Quarter Comparison

Net income available to common stockholders decreased to $86.6 million in the fourth quarter of 2008 compared with $167.6 million in the fourth quarter of 2007, which was driven by a $119.3 million increase in the provision for credit losses. The majority of the income for both quarters was associated with interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $9.5 million to $310.8 million in the fourth quarter of 2008 compared with the fourth quarter of 2007 due to the impact of a higher yielding mix of loans. Average loans of $16.4 billion in the fourth quarter of 2008 decreased $570.9 million, or 3%, from the fourth quarter of 2007. This decrease was driven by lower average commercial loans of $2.7 billion compared with $3.2 billion in the fourth quarter of 2007.

Provision for credit losses was $134.5 million in the fourth quarter of 2008 compared with $15.2 million in the fourth quarter of 2007. The higher provision expense in the fourth quarter of 2008 was driven mostly by the effect of significant weakness in certain housing markets. See the allowance for loan losses section under “Balance Sheet Analysis” and “Critical Accounting Policies”.

Gains on interest rate swaps were $11.5 million in the fourth quarter of 2008 compared with $5.4 million in the fourth quarter of 2007. The gain in the fourth quarter of 2008 primarily reflects lower long-term interest rates and a higher net present value, as a result of the passage of time, compared with the fourth quarter of 2007.

Loan servicing costs of $17.0 million in the fourth quarter of 2008 were essentially flat compared with the fourth quarter of 2007. Management fees of $5.7 million in the fourth quarter of 2008 decreased $1.1 million from the fourth quarter of 2007 reflecting Wachovia’s decreased allocable expense base.

Income tax expense was $5.5 million in the fourth quarter of 2008 compared with $5.0 million in the fourth quarter of 2007 due to higher pre-tax income in WPR, our taxable REIT subsidiary. The higher pre-tax income in the fourth quarter of 2008 was driven by higher gains on interest rate swaps in the fourth quarter of 2008 compared with the fourth quarter of 2007, partially offset by lower interest income on cash invested in overnight Eurodollar deposits in the fourth quarter of 2008 compared with the same quarter one year ago.

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

Interest Income.    Interest income of $1.2 billion in 2007 increased $54.2 million, or 5%, compared with 2006. This was primarily driven by increases in the interest rates on interest-earning assets compared with the same period a year ago. The average interest rate on total interest-earning assets was 6.73% in 2007 compared with 6.53% in 2006. Average home equity loans increased $1.4 billion to $12.4 billion compared with 2006 while average commercial loans decreased $944.7 million to $3.4 billion in the same period due to pay-downs. Average residential mortgages decreased $283.2 million to $957.6 million in 2007 compared with 2006. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $4.7 million to $78.5 million in 2007 compared with 2006 driven by the impact of higher average balances and a higher interest rate environment in 2007. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2007, are presented below.

	Year Ended December 31, 2007			Year Ended December 31, 2006
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Commercial loans	$3,388,175	231,161	6.82%	$4,332,833	289,321	6.68%
Home equity loans	12,372,049	861,407	6.96	10,937,891	740,679	6.77
Residential mortgages	957,583	57,765	6.03	1,240,805	70,852	5.71
Interest-bearing deposits in banks and other earning assets	1,531,125	78,511	5.13	1,481,047	73,823	4.98

Total earning assets	$18,248,932	1,228,844	6.73%	$17,992,576	1,174,675	6.53%

We allocate the changes in net interest income to changes in either average balances or average interest rates. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion of the percentage changes in average volume and average interest rate. The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2007, is presented below.

	2007 Compared with 2006
(In thousands)	Interest Income Variance	Variance Attributable to
		Rate	Volume
	(Predecessor)	(Predecessor)	(Predecessor)
EARNING ASSETS
Commercial loans	$(58,160)	5,604	(63,764)
Home equity loans	120,728	22,243	98,485
Residential mortgages	(13,087)	3,542	(16,629)
Interest-bearing deposits in banks and other earning assets	4,688	2,156	2,532

Total earning assets	$54,169	33,545	20,624

Interest Expense.    Interest expense increased to $28.6 million in 2007 compared with $17.5 million in 2006. Interest expense is directly related to our borrowings on our existing line of credit with the Bank, which funded our purchases of home equity loans in the first, second and fourth quarters of 2006 and the second and third quarters of 2007. The increase primarily reflects higher average balances and a higher interest rate environment in 2007. At December 31, 2007, $300.0 million was outstanding under the line of credit with the Bank.

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

Loan Servicing Costs.    Loan servicing costs increased $7.9 million to $62.1 million in 2007, which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee relating to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $39.1 million in 2007 compared with $47.6 million in 2006 reflecting Wachovia’s decreased allocable expense base. Management fees represent reimbursements to Wachovia for general overhead expenses paid on our behalf. Wachovia charges the management fee on a monthly basis to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup. The markup of 10% in 2007 compares with a markup of 5% in 2006.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In 2007 and 2006, these costs were not significant.

Income Taxes.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $16.8 million in 2007 compared with $13.4 million in 2006 with the increase related to an increase in pre-tax income. WPR holds our interest rate swaps as well as certain cash investments. The increase in 2007 pre-tax income in WPR was due to higher gains on interest rates swaps as well as higher interest income on cash invested in overnight eurodollar deposits compared with the prior year.

Balance Sheet Analysis

December 31, 2008 to December 31, 2007

Total Assets.    Our assets primarily consist of commercial and residential loans, although we have the authority to hold assets other than loans. At December 31, 2008 and December 31, 2007, total assets were $18.8 billion and $18.2 billion, respectively. Net loans were 93% of total assets at December 31, 2008, compared with 91% at December 31, 2007.

Loans.    Net loans increased $875.2 million to $17.5 billion at December 31, 2008, compared with December 31, 2007, primarily reflecting an increase in home equity loans resulting from $3.6 billion in reinvestments offset by pay-downs across the entire portfolio. At December 31, 2008 and December 31, 2007, home equity loans comprised 81% and 76% of loans, respectively, and commercial loans comprised 14% and 19%, respectively. There were no significant loan modifications accounted for as troubled debt restructurings in either 2008 or 2007.

Commercial loan maturities for the years ended December 31, 2008 and 2007, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2008	2007
	(Successor)	(Predecessor)
FIXED RATE
1 year or less	$11,536	8,215
1-5 years	67,538	86,023
After 5 years	86,015	109,468

Total fixed rate	165,089	203,706

ADJUSTABLE RATE
1 year or less	490,384	755,600
1-5 years	1,194,409	1,234,376
After 5 years	674,150	959,272

Total adjustable rate	2,358,943	2,949,248

Total	$2,524,032	3,152,954

Allowance for Loan Losses.    The allowance for loan losses increased $176.2 million from December 31, 2007, to $269.3 million at December 31, 2008, as a result of continuing weakness in housing markets, particularly in Florida. As trends and outlooks for both housing and the economy continued to worsen during the second quarter of 2008, we updated our estimation tools for measuring credit risk for our home equity loans. During the fourth quarter of 2008, we experienced the impacts of a continued trend of deterioration in both housing and the economy. Our reserve methodology relies on historical experience but also considers our current view of the effect of further house price declines and a longer period over which a recovery is expected to occur. These updates were made based on credit trends that we have observed, including, but not limited to home price declines, our higher net charge-offs and growth in nonaccrual loans. We use 12-month forward expected losses as a measure of probable inherent losses in the portfolio as of the balance sheet date. There was no unallocated component of the allowance at December 31, 2008. Net charge-offs increased $80.3 million from 2007 to $89.2 million in 2008.

In connection with the Wells Fargo acquisition of Wachovia, the loans acquired from Wachovia and its subsidiaries where there was evidence of deterioration in credit quality since origination and where it was probable at the date of acquisition that we would not collect all contractual principal and interest are accounted for under SOP 03-3. Loans within the scope of SOP 03-3 (“SOP 03-3 loans”) are initially recorded at fair value. No allowance for loan losses is carried over or initially recorded on SOP 03-3 loans. Accordingly, $55.6 million of allowance for loan losses was reversed in purchase accounting. See the Loans Accounted for Under SOP 03-3 section of Note 1 to Notes to Consolidated Financial Statements for further information.

The reserve for unfunded lending commitments, which is included in other liabilities, was $570 thousand at December 31, 2008, compared with $488 thousand at December 31, 2007. As a result of Wells Fargo’s acquisition of Wachovia, Wachovia Funding recorded a $348 thousand conforming adjustment to the provision for loan losses at December 31, 2008, to increase the reserve for unfunded lending commitments to align with Wells Fargo’s methodology.

Interest Rate Swaps.    Interest rate swaps decreased to $1.3 million at December 31, 2008, from $1.6 million at December 31, 2007, which represents the fair value of our net position in interest rate swaps, net of cash collateral.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $167.0 million at December 31, 2008, compared with $229.8 million at December 31, 2007, as a result of intercompany transactions related to net loan paydowns, interest receipts and funding with the Bank. The decrease was due to lower paydowns in December 2008 than occurred in December 2007.

Commitments

Our commercial loan relationships include unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. A large majority of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “—Risk Governance and Administration—Credit Risk Management” section describes how Wachovia, as parent corporation of the Bank until December 31, 2008, originated and serviced the loans, and managed credit risk when extending credit.

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Governance and Administration—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2008 and 2007, unfunded commitments to extend credit were $730.8 million and $655.7 million, respectively. The increase in unfunded commitments was largely due to the timing of pay-downs.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on lines of credit with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At December 31, 2008, there were $170.0 million in borrowings outstanding on our lines of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

Credit Risk Management

The discussion on our 2008 credit risk management below reflects Wachovia’s credit risk management process, since the Bank was a subsidiary of Wachovia until Wachovia was acquired by Wells Fargo on December 31, 2008. Following the acquisition, our credit risk management is managed by Wells Fargo and it is not expected to be materially different than the previous management of credit risk by Wachovia.

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

Credit risk is managed through a combination of policies and procedures and authorities that are tracked and regularly updated in a centralized database. Wachovia’s board of directors granted credit authority to the chief executive officer, who in turn delegated that authority to the chief risk officer. Credit authorities are further delegated through the independent risk management organization. Most authority to approve credit exposure is granted to officers in the risk management organization who are experienced in the industries and loan structures over which they have responsibility, and are independent of the officers who are responsible for generating new business.

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

Wachovia’s credit risk review was an independent unit that performs risk process reviews and evaluates a representative sample of individual credit extensions. Credit risk review has the authority to change internal risk ratings and has the responsibility to assess the adequacy of credit underwriting and servicing practices. This unit reported directly to the chief risk officer and to the Risk Committee of Wachovia’s board of directors.

Retail Credit.    In retail lending, we manage credit risk primarily from a portfolio view. The risk management division, working with the lines of business, determined the appropriate risk and return profile for each portfolio, using a variety of tools including quantitative models and scorecards tailored to meet our specific needs.

By incorporating these models and policies into computer programs or “decisioning engines”, much of the underwriting is automated. Once a line of credit or other retail loan is extended, it is continuously monitored for changes in delinquency trends and other asset quality indicators. Delinquency action on individual credits is taken monthly or as needed if collection efforts are required.

Commercial Credit.    All commercial exposures, both in the form of loans and commitments to lend, are assigned internal risk ratings that reflect the probability of the borrower default on any obligation and the probable loss in the event of a default. Commercial credit extensions are also evaluated using a model that considers pricing, internal risk ratings, loan structure and tenor, among other variables. This produces a risk and return analysis, enabling the efficient use of economic capital attributable to credit risk. The same credit processes and checks and balances are used for unfunded commitments as for funded exposures.

Wachovia’s credit risk committee approved policy guidelines that limit the maximum level of credit exposure to individual commercial borrowers or a related group of borrowers. These guidelines are based on the internal ratings associated with the credit facilities extended to each borrower as well as on the economic capital associated with them. Concentration risk is also managed through geographic and industry diversification and loan quality factors. Wachovia’s credit risk committee approved industry concentration and country exposure limits.

Borrower exposures may be designated as “watch list” accounts when warranted as a result of either environmental factors or individual company performance. Such accounts are subjected to additional review by the business line management, risk management and credit risk review staffs, and Wachovia’s chief risk officer in order to adequately assess the borrower’s credit status and to take appropriate action. Wachovia also established special teams composed of highly skilled and experienced lenders to manage problem credits and to handle commercial recoveries, workouts and problem loan sales.

Commercial credit checks and balances, the independence of risk management functions and specialized processes are all designed to avoid credit problems where possible, and to recognize and address problems early when they do occur.

To the extent that we acquire loans or participation interests in loans from unaffiliated third parties in the future, we intend to follow substantially similar credit risk management strategies as Wells Fargo.

Concentration of Credit Risk

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same industry or geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of our loan portfolio for the states with more than five percent of the total loans outstanding at December 31, 2008 and 2007.

State	2008	2007
	(Successor)	(Predecessor)
Florida	18%	19
New Jersey	17	17
Pennsylvania	16	14
North Carolina	12	12
Virginia	9	10
Georgia	6	7
All other states	22	21

Total	100%	100

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 20% of variable rate loans at December 31, 2008. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed receive-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At December 31, 2008, approximately 80% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2008, $4.8 billion, or 25% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2008, our liabilities were $250.9 million, or 1% of our assets, while stockholders’ equity was $18.6 billion, or 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2008, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. At December 31, 2008, the fair value of the loan portfolio was $17.5 billion with fixed rate loans and loan participations of approximately $14.1 billion and variable rate loans of approximately $3.4 billion.

	December 31, 2008 (Successor)
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$1,337,762	—	—	—	—	1,337,762
Loans and loan participations
Fixed rate	—	186,715	486,829	682,275	12,707,997	14,063,816
Variable rate	—	496,509	770,685	469,713	1,680,782	3,417,689

Total rate-sensitive assets	$1,337,762	683,224	1,257,514	1,151,988	14,388,779	18,819,267

Total rate-sensitive liabilities	$ —	170,000	—	—	—	170,000

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivatives and hedging activities. All of our derivatives are economic hedges and none are treated as accounting hedges. Under SFAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions is recorded as an asset or a liability on our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps on our consolidated statements of income.

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

At December 31, 2008, our position in interest rate swaps was an asset of $775.8 million, a liability of $534.6 million, and a cash collateral payable of $239.9 million which is recorded as a net amount on our consolidated balance sheet at fair value.

At December 31, 2008, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.46 years, weighted average receive rate of 7.45% and weighted average pay rate of 1.87%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.46 years, weighted average receive rate of 1.87% and weighted average pay rate of 5.72% at December 31, 2008. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2008.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $4.8 million or $9.7 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $4.7 million or $9.2 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Operational Risk Management

The discussion on our 2008 operational risk management below reflects Wachovia’s management of operational risk, since the Bank was a subsidiary of Wachovia until Wachovia was acquired by Wells Fargo on December 31, 2008. Following the acquisition, our operational risk management is managed by Wells Fargo and it is not expected to be materially different than the previous management of operational risk processes by Wachovia.

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is divided into the following functional risk areas: vendor, compliance, technology, financial, fiduciary, human capital, business continuity planning, legal, change and implementation risk, and internal and external fraud.

Operational risk is managed through an enterprise-wide framework for organizational structure, processes and technologies. This framework is maintained by an independent operational risk team that reported to the risk management group. This team is composed of a corporate operational risk group and operational risk leaders aligned with Wachovia’s business units and support functions. In addition to our self assessment process, Wachovia also focused on training, education and development of a risk management culture that reinforces the message that all employees are responsible for the management of operational risk.

One component of operational risk is compliance risk. Compliance risk was managed by Wachovia’s compliance group, which worked within the business lines but reported centrally to the risk management group under the leadership of Wachovia’s chief compliance officer, who reported to the Wachovia chief executive officer. This structure allows compliance risk management to consult with the business unit as policies and procedures are developed, and it enables close monitoring of daily activities. As part of Wachovia’s compliance program, Wachovia devoted significant resources to combat money laundering and terrorist financing, and to safeguard Wachovia’s customers’ data.

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

Wachovia also focused on managing other key operational risks such as business continuity, reliance on vendors, and privacy and information security. These risks are not unique to our institution and are inherent in the financial services industry. Wachovia linked business performance measurements to operational risk through risk profiles, quality of the internal controls and capital allocation.

Liquidity Risk Management

The discussion on our 2008 liquidity risk management below reflects Wachovia’s liquidity risk management process, since the Bank was a subsidiary of Wachovia until Wachovia was acquired by Wells Fargo on December 31, 2008. Following the acquisition, our liquidity risk management is managed by Wells Fargo and it is not expected to be materially different than the previous management of liquidity risk by Wachovia.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. In Wachovia’s liquidity management process, Wachovia focused on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet Wachovia’s needs.

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

Wachovia purchased funds on an unsecured basis in the federal funds, commercial paper, bank note, national certificate of deposit and long-term debt markets. In addition, Wachovia routinely used securities in their trading and available for sale portfolios as collateral for secured borrowings. In the event of severe market disruptions, as occurred in 2008, Wachovia had access to secured borrowings through the Federal

Reserve Bank. Wachovia’s ability to access unsecured funding markets and the cost of funds acquired in these markets were primarily dependent on Wachovia’s credit rating.

Asset securitizations provided an alternative source of funding. Wachovia did not rely heavily on the securitization markets as a source of funds but instead Wachovia used securitizations to diversify risk and manage regulatory capital levels. Widening of the credit spreads in the securitization market, as has occurred in the market disruption, may make accessing these markets undesirable.

The asset and liability committee was responsible for Wachovia’s liquidity risk management. This committee approved liquidity limits and received thorough periodic reports on Wachovia’s liquidity position. Liquidity reports detail compliance with limits and with guidelines. They include a review of forecasted liquidity needs based on scheduled and discretionary asset and liability maturities. They evaluate the adequacy of funding sources to meet these needs. In addition, stress tests are evaluated to determine required levels of funding in an adverse environment as was the case during 2008. These stress tests included reduced access to traditional funding sources in addition to unexpected draw-downs of contingent liquidity exposures.

Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. We do not have and do not anticipate having any material capital expenditures in the foreseeable future.

To the extent that our board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on lines of credit with the Bank. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. During 2008, we made various draws which totaled $1.2 billion under our lines of credit with the Bank with a maximum of $840.0 million outstanding at any point in time. The outstandings on the lines of credit with the Bank totaled $170.0 million at the end of 2008.

At December 31, 2008, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholder’s equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Financial Disclosure

As a subsidiary of Wachovia in 2008, we were a part of Wachovia’s internal control procedures that include internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. The following is a discussion of Wachovia’s 2008 process of maintaining and evaluating internal controls over financial reporting. Wachovia’s general process of maintaining and evaluating internal controls over financial reporting also included maintaining and evaluating internal controls over the financial reporting of Wachovia Funding. Wachovia was subject to the internal control reporting and attestation requirements of the Federal

Deposit Insurance Corporation Improvement Act, and therefore, it is familiar with the process of maintaining and evaluating its internal controls over financial reporting. Wachovia’s management, including certain of its executive officers who were also executive officers of Wachovia Funding in 2008 (see “Item I. Business—Employees”), were also focused on “disclosure controls and procedures,” which as defined by the SEC, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including Wachovia’s chief executive officer and chief financial officer in 2008, who were also the chief executive officer and chief financial officer of Wachovia Funding in 2008, respectively, as appropriate, to allow timely decisions regarding required disclosure. Additionally, as a part of maintaining and evaluating our internal controls over financial reporting, Wachovia Funding has a stand-alone disclosure committee, which is described in more detail following the discussion below of Wachovia’s disclosure committee.

Wachovia’s disclosure committee, which in 2008 included senior representatives of Wachovia from its treasury, risk, legal, accounting and investor relations departments, as well as its four core business segments, the General Bank, Capital Management, Wealth Management, and the Corporate and Investment Bank, assists its senior management in the oversight of the accuracy and timeliness of the disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia’s disclosure process, accounting representatives of its finance division and representatives from its four core business segments prepared and reviewed monthly, quarterly and annual financial reports, which also are reviewed by each of the business segment’s chief financial officers and senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team, other appropriate personnel involved in the disclosure process, including Wachovia’s disclosure committee and Wachovia’s internal audit division, and Wachovia’s independent auditors, who are also our independent auditors, and counsel, as appropriate. Similar reviews are undertaken with respect to our disclosure process. Wachovia’s financial results and other financial information were also reviewed with the Audit Committee of Wachovia’s board of directors on a quarterly basis. Our financial results and other financial information are also reviewed with the Audit & Compliance Committee of our board of directors on a quarterly basis.

In addition, accounting representatives of Wachovia’s finance division met with representatives of the primary federal banking regulators on a quarterly basis in 2008 to review, among other things, Wachovia’s income statement and balance sheet trends, any significant or unusual transactions, changes in or implementation of significant accounting policies, and other significant non-financial data, as identified by Wachovia’s representatives. Wachovia’s chief executive officer and chief financial officer also met with the federal banking regulators on a semiannual basis.

As required by applicable regulatory law, Wachovia’s chief executive officer and the chief financial officer, who were also the chief executive officer and the chief financial officer of Wachovia Funding in 2008, respectively, review and make various certifications regarding the accuracy of Wachovia’s and Wachovia Funding’s periodic public reports filed with the SEC and Wachovia’s and Wachovia Funding’s disclosure controls and procedures and internal controls over financial reporting. With the assistance of its disclosure committee, Wachovia Funding will continue to assess and monitor its disclosure controls and procedures and will make refinements as necessary, including such changes to conform with Wells Fargo’s disclosure and internal control processes.

Wachovia Funding’s disclosure committee, which in 2008 included senior representatives from Wachovia’s treasury, legal and accounting departments, assists senior management in the oversight of the accuracy and timeliness of our disclosures, as well as implementing and evaluating the overall disclosure process. As part of Wachovia Funding’s disclosure process, accounting representatives from Wachovia’s finance division prepare and review quarterly and annual financial reports, which are reviewed by our senior management. Accounting representatives in Wachovia’s finance division also conduct further reviews with the senior management team and other appropriate personnel involved in the disclosure process, including Wachovia Funding’s disclosure committee, Wachovia’s internal auditors, and Wachovia Funding’s external auditors, who are also Wachovia’s external auditors, and counsel, as appropriate.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below. Further information, including amounts involved, is presented in Note 7 to Notes to Consolidated Financial Statements.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Notes to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, in 2008 we were subject to Wachovia’s management fee policy and were allocated a monthly fee from Wachovia for general overhead expenses paid on our behalf if we meet these criteria. We met these criteria in 2008 and 2007 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense in future periods, as may be adjusted depending on Wells Fargo’s policies. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in “Results of Operations”.

Eurodollar deposits with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2008, we have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In 2008, we paid the Bank $3.6 billion in cash for home equity loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $1.2 billion under our existing line of credit with the Bank and incurred $6.1 million in interest expense owed to the Bank in 2008. The interest accrued under this line of credit at a rate equal to the federal funds rate. Our borrowings on our line of credit with the Bank totaled $170.0 million at December 31, 2008. The Notes to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

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

Transfers of Financial Assets.    In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and

Interests in Variable Interest Entities. This FSP is intended to improve disclosures about transfers of financial assets and continuing involvement with both qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”). The FSP requires qualitative and quantitative disclosures surrounding the nature of a company’s continuing involvement with QSPEs and VIEs, the carrying amount and classification of related assets and liabilities, including the nature of any restrictions on those assets and liabilities; contractual or non-contractual support provided to either QSPEs or VIEs; and a company’s maximum exposure to loss related to these activities. This FSP amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51. The FSP is effective for reporting periods (annual or interim) ending after December 15, 2008. Because the FSP amends only disclosure requirements, the adoption of the FSP did not affect our consolidated financial results.

Noncontrolling Interests.    In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS 160 specifies that noncontrolling interests in a subsidiary are to be treated as a separate component of equity and, as such, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions. It changes the way the consolidated income statement is presented by requiring that an entity’s consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is to be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. FAS 160 will not have a material effect on our consolidated financial results.

Table 1    PERFORMANCE AND DIVIDEND PAYOUT RATIOS

	Years Ended December 31,
	2008(a)	2007	2006
	(Predecessor)	(Predecessor)	(Predecessor)
RATIOS
Return on average assets	4.21%	5.74	5.70
Return on average stockholders’ equity	4.29	5.95	5.84
Average stockholders’ equity to average assets	98.07	96.38	97.53
Dividend payout ratio	128.80%	98.82	96.60

(a) 2008 Consolidated Statement of Income and average balances based on predecessor.

Table 2 LOAN LOSSES AND RECOVERIES AND PAST DUE LOANS
	Years Ended December 31,
(In thousands)	2008	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$93,095	81,350	96,115
Provision for credit losses	321,871	20,980	(9,044)
Allowance relating to loans sold	(844)	(366)	(1,635)
Allowance related to business combinations (SOP 03-3 loans) (1)	(55,603)	—	—
Net charge-offs	(89,176)	(8,869)	(4,086)

Balance, end of year	$269,343	93,095	81,350

LOAN LOSSES
Commercial and commercial real estate loans	$247	—	148
Residential mortgages	686	397	418
Home equity	88,927	9,529	4,186

Total loan losses	89,860	9,926	4,752

LOAN RECOVERIES
Commercial and commercial real estate loans	135	86	12
Residential mortgages	1	215	125
Home equity	548	756	529

Total loan recoveries	684	1,057	666

Net charge-offs	$89,176	8,869	4,086

Total net charge-offs as % of average loans, net (2)	0.55%	0.05	0.02

Accruing loans past due 90 days	$53,575	16,262	9,772

(1)	The allowance for loan losses excludes the allowance related to SOP 03-3 loans. Further information on SOP 03-3 is presented in Note 1 and Note 3 to Notes to Consolidated Financial Statements.
(2)	2008 average loans data based on predecessor.

Table 3 RESERVE FOR UNFUNDED LENDING COMMITMENTS
	Years Ended December 31,
(In thousands)	2008	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Balance, beginning of year	$488	306	513
Provision for credit losses	(266)	182	(207)
Allowance related to business combinations	348	—	—

Balance, end of year	$570	488	306

Table 4    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2008		2007		2006		2005		2004
		(Successor)		(Predecessor)		(Predecessor)		(Predecessor)		(Predecessor)
(In thousands)	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans	Amt.	Loans % of Total Loans
Commercial loans	$23,474	15%	$33,586	19%	$40,518	22%	$55,785	31%	$83,621	61%
Residential mortgages	1,609	4	962	5	2,164	7	6,112	9	4,162	19
Home equity loans	244,260	81	58,547	76	38,668	71	34,218	60	12,149	20
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$269,343	100%	$93,095	100%	$81,350	100%	$96,115	100%	$99,932	100%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Governance and Administration”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2008, are included in this report at the pages indicated:

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding’s management, including Wachovia Funding’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, Wachovia Funding maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Wells Fargo is responsible for establishing and maintaining effective internal control over financial reporting for Wachovia Funding. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Wachovia conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of Wells Fargo has concluded Wachovia maintained effective internal control over Wachovia Funding’s financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008.

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

KPMG LLP, an independent, registered public accounting firm, has audited Wachovia Funding’s consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, as stated in their report which is included herein. This Annual Report on Form 10-K does not include an attestation report of Wachovia Funding’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Wachovia Funding’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Wachovia Funding to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

Information required by this item is set forth under the captions “Nominees for Election at the 2009 Annual Meeting”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Attendance and Committees of the Board – Communications with Directors”, “Attendance and Committees of the Board – Code of Ethics”, and “Attendance and Committees of the Board – Audit Committee” of Wachovia Funding’s 2009 proxy statement to be filed with the SEC no later than April 30, 2009, and incorporated by reference herein.

Executive Officers of Wachovia Funding

Howard I. Atkins (age 58). Chief Financial Officer since February 2009. Also, Senior Executive Vice President and Chief Financial Officer, Wells Fargo, since August 2005 and Executive Vice President and Chief Financial Officer, Wells Fargo, from August 2001 to August 2005.

Mark C. Oman (age 54). Chief Executive Officer since February 2009. Also, Senior Executive Vice President (Home and Consumer Finance), Wells Fargo, since August 2005 and Group Executive Vice President (Home and Consumer Finance), Wells Fargo, from September 2002 to August 2005.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” of Wachovia Funding’s 2009 proxy statement to be filed with the SEC no later than April 30, 2009, and incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of Wachovia Funding’s 2009 proxy statement to be filed with the SEC no later than April 30, 2009, and incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption “Director Independence” of Wachovia Funding’s 2009 proxy statement to be filed with the SEC no later than April 30, 2009, and incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

Information required by this item is set forth under the caption “Independent Public Accountants” of Wachovia Funding’s 2009 proxy statement to be filed with the SEC no later than April 30, 2009, and incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2008, are included in this report at the pages indicated.

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

December 31, 2008, 2007 and 2006

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferring Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp. and subsidiaries, a subsidiary of Wells Fargo & Company as of December 31, 2008 (Successor), and a subsidiary of Wachovia Corporation as of December 31, 2007 (Predecessor), and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 (Predecessor periods). These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2008 (Successor) and December 31, 2007 (Predecessor), and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2008, Wells Fargo & Company acquired all of the outstanding stock of Wachovia Corporation in a business combination accounted for as a purchase. Prior to the acquisition, Wachovia Preferred Funding Corp. was a subsidiary of Wachovia Corporation. As a result of the acquisition, the consolidated financial information of Wachovia Preferred Funding Corp. for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition, and therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, Wachovia Preferred Funding Corp changed its method of accounting for collateral associated with derivative contracts during 2007.

/s/    KPMG LLP

Charlotte, North Carolina

March 30, 2009

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share data)	2008	2007
	(Successor)	(Predecessor)
ASSETS
Cash and cash equivalents	$1,358,129	1,394,729
Loans, net of unearned income	17,481,505	16,606,273
Allowance for loan losses	(269,343)	(93,095)

Loans, net	17,212,162	16,513,178

Interest rate swaps, net	1,273	1,589
Accounts receivable—affiliates, net	167,004	229,785
Other assets	98,347	94,366

Total assets	$18,836,915	18,233,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	170,000	300,000
Deferred income tax liabilities	62,129	70,365
Other liabilities	18,758	19,540

Total liabilities	250,887	389,905

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2008 and 2007	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2008 and 2007	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2008 and 2007	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2008 and 2007	1,000	1,000
Paid-in capital	18,584,285	17,467,786
Retained earnings	—	374,213

Total stockholders’ equity	18,586,028	17,843,742

Total liabilities and stockholders’ equity	$18,836,915	18,233,647

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data and average shares)	2008	2007	2006
	(Predecessor)	(Predecessor)	(Predecessor)
INTEREST INCOME	$1,172,933	1,228,844	1,174,675
INTEREST EXPENSE	6,148	28,618	17,466

Net interest income	1,166,785	1,200,226	1,157,209
Provision (benefit) for credit losses	321,605	21,162	(9,251)

Net interest income after provision (benefit) for credit losses	845,180	1,179,064	1,166,460

OTHER INCOME
Gain (loss) on interest rate swaps	16,059	7,565	(3,019)
Other income	5,691	189	173

Total other income	21,750	7,754	(2,846)

NONINTEREST EXPENSE
Loan servicing costs	65,287	62,108	54,199
Management fees	18,675	39,132	47,594
Other expense	2,531	1,707	2,246

Total noninterest expense	86,493	102,947	104,039

Income before income taxes	780,437	1,083,871	1,059,575
Income taxes	13,161	16,838	13,421

Net income	767,276	1,067,033	1,046,154
Dividends on preferred stock	293,229	387,483	375,612

Net income available to common stockholders	$474,047	679,550	670,542

PER COMMON SHARE DATA
Basic earnings	$4.74	6.80	6.71
Diluted earnings	$4.74	6.80	6.71
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2005 (Predecessor)	$743	1,000	17,467,786	326,121	17,795,650
Net income	—	—	—	1,046,154	1,046,154
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.73 per share	—	—	—	(69,291)	(69,291)
Series C preferred securities at $59.49 per share	—	—	—	(251,868)	(251,868)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.35 per share	—	—	—	(635,000)	(635,000)

Balance, December 31, 2006 (Predecessor)	743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	1,067,033	1,067,033
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.79 per share	—	—	—	(71,559)	(71,559)
Series C preferred securities at $61.76 per share	—	—	—	(261,471)	(261,471)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.67 per share	—	—	—	(667,000)	(667,000)

Balance, December 31, 2007 (Predecessor)	743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	767,276	767,276
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.34 per share	—	—	—	(53,550)	(53,550)
Series C preferred securities at $43.75 per share	—	—	—	(185,226)	(185,226)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.95 per share	—	—	—	(695,000)	(695,000)
Changes incident to business combinations	—	—	1,116,499	(153,260)	963,239

Balance, December 31, 2008 (Successor)	$743	1,000	18,584,285	—	18,586,028

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006
	(Predecessor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$767,276	1,067,033	1,046,154
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision (benefit) for credit losses	321,605	21,162	(9,251)
Deferred income tax benefit	(8,236)	(3,369)	(7,124)
Gain on interest rate swaps	(21,627)	(24,150)	(15,897)
Accounts receivable/payable—affiliates, net	—	2,115	273
Other assets and other liabilities, net	(4,128)	(156)	(7,876)

Net cash provided by operating activities	1,054,890	1,062,635	1,006,279

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Loans, net	4,711	181,468	(613,962)
Interest rate swaps	71,046	70,849	71,801

Net cash provided (used) by investing activities	75,757	252,317	(542,161)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	(130,000)	(200,000)	500,000
Collateral held on interest rate swaps	(49,103)	(47,630)	(56,151)
Cash dividends paid	(988,144)	(1,054,614)	(1,010,481)

Net cash used by financing activities	(1,167,247)	(1,302,244)	(566,632)

Increase (decrease) in cash and cash equivalents	(36,600)	12,708	(102,514)
Cash and cash equivalents, beginning of year	1,394,729	1,382,021	1,484,535

Cash and cash equivalents, end of year	$1,358,129	1,394,729	1,382,021

CASH PAID FOR
Interest	$11,717	45,203	36,382
Income taxes	25,838	23,711	17,521
NONCASH ITEMS
Dividends payable to affiliates	85	(131)	131
Loan payments net settled through affiliate	$62,781	1,559	(9,485)

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. and its subsidiaries (“Wachovia Funding”) is a subsidiary of its parent company, Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”), which owns 99.85%, or 99,851,752 shares, of Wachovia Funding’s common stock. Wachovia Corporation, a Delaware corporation (“New Wachovia”) owns the remaining 148,148 shares, or 0.15%, of Wachovia Funding. Wachovia Preferred Holding is an indirect subsidiary of Wachovia Bank, National Association (the “Bank”), which owns 99.95%, or 4,368 shares, of Wachovia Preferred Holding’s common stock. New Wachovia owns the remaining 0.05%, or 2 shares, of Wachovia Preferred Holding’s common stock. The Bank is a wholly-owned subsidiary of New Wachovia. All of these entities are subsidiaries of Wells Fargo & Company (“Wells Fargo”). Wachovia Funding has publicly-traded preferred stock outstanding and has a principal business objective to acquire, hold and manage domestic mortgage assets and other authorized investments that will generate income for distribution to Wachovia Funding’s stockholders.

On December 31, 2008, Wells Fargo acquired Wachovia Corporation, a North Carolina corporation (“Wachovia”). As a result of this acquisition, each outstanding share of Wachovia common stock was converted into 0.1991 shares of Wells Fargo common stock and each share of Wachovia preferred stock outstanding or reserved for issuance was converted into a share of Wells Fargo preferred stock with substantially identical terms. Following the acquisition, all subsidiaries of Wachovia became subsidiaries of Wells Fargo. On January 2, 2009, Wells Fargo created a new legal entity, New Wachovia, to which it contributed all former subsidiaries of Wachovia. The acquisition did not directly affect the outstanding shares of capital stock of Wachovia Funding. However, the Wachovia Funding Series A preferred securities are now conditionally exchangeable for shares of Wells Fargo preferred stock instead of Wachovia preferred stock.

As a result of the Wells Fargo acquisition of Wachovia, under purchase accounting, the assets and liabilities of Wachovia Funding were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and those reflecting purchase accounting are labeled “successor”.

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), a Delaware corporation, has operated as a real estate investment trust (“REIT”) since its formation in 1996. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by New Wachovia. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 533.3 shares, 127 shares are owned by employees of Wells Fargo or its affiliates and 6.7 shares are owned by New Wachovia.

Wachovia Funding’s other subsidiary is Wachovia Preferred Realty, LLC (“WPR”), a Delaware limited liability company. Under the REIT Modernization Act, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. WPR holds interest-rate swaps and related cash collateral. Wachovia Funding owns 98.20% of the outstanding member interests in WPR and the remaining 1.80% is owned by FFBIC, Inc., another subsidiary of the Bank.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

BUSINESS COMBINATIONS

A business combination occurs when an entity acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations may be effected through the transfer of consideration such as cash, other financial or nonfinancial assets, debt, or common or preferred shares. The assets and liabilities of an acquired entity or business are recorded at their respective fair values as of the closing date of the merger. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. All business combinations are accounted for using the purchase method. As a result of the December 31, 2008, Wells Fargo acquisition of Wachovia, the assets and liabilities of Wachovia Funding were adjusted to their respective acquisition date fair values. At December 31, 2008, Wachovia Funding’s purchase accounting adjustments totaled $963.2 million and included an increase of $907.1 million to loans, a reduction of $55.6 million to the allowance for loan losses, an increase of $803 thousand to other assets, and an increase of $349 thousand to other liabilities. There was no goodwill recorded for Wachovia Funding in relation to the acquisition; the net purchase accounting adjustments were recorded as a net increase of $963.2 million in paid-in capital.

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

COMPREHENSIVE INCOME

Wachovia Funding has no comprehensive income other than net income.

LOANS

Wachovia Funding purchases certain loans from the Bank at fair value. While these transfers represent legal sales by the Bank, they are not treated as sales under GAAP because of the Bank’s direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

these non-recourse receivables are entirely dependent on the performance of the underlying loans. At December 31, 2008, the outstanding balance of these loans purchased from the Bank amounted to $12.8 billion.

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

LOANS ACCOUNTED FOR UNDER SOP 03-3

Certain loans acquired by completion of a transfer or in a purchase business combination where there is evidence of deterioration in credit quality since origination and where it is probable at the date of acquisition that we will not collect all contractual principal and interest are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Originated loans are not within the scope of SOP 03-3. Evidence of credit deterioration since origination may include past due status, loan-to-value ratios for loans secured by real estate, and FICO scores for consumer loans. Generally, acquired loans that meet our definition for nonaccrual status as of the date acquired fall within the scope of the SOP.

Loans within the scope of SOP 03-3 (“SOP 03-3 loans”) are initially recorded at fair value. The initial excess of expected cash flows for individual loans or pools of homogeneous loans over fair value is referred to as the “accretable yield” and is recognized in interest income over the expected life of the loans using a method that results in a constant effective yield. The remaining difference between the contractual cash flows and the expected cash flows, representing amounts that we do not expect to collect, is referred to as the “nonaccretable difference” which is available to absorb credit losses as they occur. No allowance for loan losses is carried over or initially recorded on SOP 03-3 loans.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Further deterioration in credit quality following acquisition, as evidenced by a decrease in expected cash flows is accounted for first by a transfer from the accretable yield to the nonaccretable difference and when the balance of the accretable yield has been reduced to zero, a charge to the provision for loans losses to establish an allowance in accordance with our policies and practices for the allowance for loan losses.

An increase in expected cash flows results first in a recovery of any applicable allowance that was established following acquisition and then by a reclassification from the nonaccretable difference to the accretable balance.

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

As a subsidiary of Wachovia until December 31, 2008, Wachovia Funding loans were subject to the same analysis of the adequacy of the allowance for loan losses as loans maintained in all of Wachovia’s subsidiaries including the Bank. Wachovia employed a variety of modeling and estimation tools for measuring credit risk. These tools were periodically reevaluated and refined, as appropriate.

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

DERIVATIVES

All derivatives (currently consisting of interest rate swaps) are recorded at fair value on the balance sheet. Realized and unrealized gains and losses are included as a gain (loss) on interest rate swaps in the results of operations. In connection with Wachovia Fundings’ derivative activities, Wachovia Funding may obtain collateral from, or deliver collateral to derivative counterparties. The amount of collateral required is based on the level of credit risk and on the strength of the individual counterparty. Generally, the form of the collateral required is cash. All of our derivatives are economic hedges and none are treated as accounting hedges.

In the third quarter of 2007, Wachovia Funding adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FIN 39-1, which expands the scope of FASB Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit netting of cash collateral received or posted against the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

applicable derivative asset or liability in situations where the applicable netting criteria are met. This new interpretation was effective January 1, 2008, with early adoption permitted. The FSP requires retrospective adoption to earlier periods. The interest income or expense related to netted cash collateral is included in gain (loss) on interest rate swaps in the results of operations.

At December 31, 2008, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.46 years, weighted average receive rate of 7.45% and weighted average pay rate of 1.87%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.46 years, weighted average receive rate of 1.87% and weighted average pay rate of 5.72% at December 31, 2008. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2008.

INCOME TAXES

Wachovia Funding and WREIC are taxed as REITs under sections 856-860 of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2008, Wachovia Funding and WREIC complied with these provisions and, with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC will file and have filed their own separate federal income tax returns for the tax years ended December 31, 2008, 2007 and 2006 and they have not historically been included in Wachovia’s federal consolidated income tax return or subject to Wachovia’s allocation of federal income tax liability (benefit) to its subsidiaries. In addition, Wachovia Funding and WREIC has filed as a part of unitary state income tax returns along with other subsidiaries of Wachovia.

For the year ended December 31, 2008, Wachovia Funding expects to be taxed as a REIT, and Wachovia Funding intends to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent those provisions are met, with the exception of the income of the taxable REIT subsidiary, (“WPR”), Wachovia Funding will not be subject to federal income tax on net income. Wachovia Funding currently believes that it continues to satisfy each of these requirements and therefore continues to qualify as a REIT. Wachovia Funding continues to monitor each of these complex tests.

In the event Wachovia Funding does not continue to qualify as a REIT, it is believed there would be minimal adverse effect of that characterization to Wachovia Funding or to its shareholders:

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

•

In addition, Wachovia Funding would no longer be eligible for the dividends paid deduction, thereby creating a tax liability. Wachovia has agreed to make a capital contribution to Wachovia Funding equal in amount to any income taxes payable by Wachovia Funding. Therefore, a failure to qualify as a REIT is not expected to result in any net liability to Wachovia Funding.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

WPR has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR has filed as part of unitary state income tax returns along with other subsidiaries of Wachovia.

On January 1, 2007, Wachovia Funding adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Accounting policies related to income taxes and adoption of FIN 48 are included in Note 6.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares (typically stock options and restricted stock). Income available to common stockholders is computed as net income less dividends on preferred stock. There were no potentially dilutive shares in any period presented and accordingly, basic and diluted earnings per share are the same.

NEW ACCOUNTING PRONOUNCEMENTS

FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under U.S. generally accepted accounting principles, expands disclosure about fair value measurements and provides new income recognition criteria for certain derivative contracts. SFAS 157 does not establish any new fair value measurements itself, rather it defines fair value for other accounting standards that require the use of fair value for recognition or disclosure. Wachovia Funding adopted SFAS 157 on January 1, 2008. See Note 2 to Notes to Consolidated Financial Statements for more information.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the use of both an income statement approach and a balance sheet approach when evaluating whether an error is material to an entity’s financial statements, based on all relevant quantitative and qualitative factors. The SEC issued SAB 108 to address what the SEC identified as diversity in practice whereby entities were using either an income statement approach or a balance sheet approach, but not both. Wachovia Funding consistently used the income statement approach in prior periods. SAB 108 became effective December 31, 2006, and any material adjustments arising from the adoption of SAB 108 were required to be recorded as a cumulative effect adjustment to beginning retained earnings. In the fourth quarter of 2006, Wachovia Funding completed its analysis in accordance with SAB 108 using both the income statement approach and the balance sheet approach and concluded Wachovia Funding had no prior year misstatements that were material to its consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in 2007 and 2006 were reclassified to conform with the presentation in 2008. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008, for each of the fair value hierarchy levels.

	December 31, 2008 (Successor)
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	775,768	—	(774,495)	1,273

Total assets at fair value	—	775,768	—	(774,495)	1,273

LIABILITIES
Interest rate swaps	—	534,578	—	(534,578)	—

Total liabilities at fair value	$ —	534,578	—	(534,578)	—

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

As of December 31, 2008, Wachovia Funding had no assets or liabilities that were measured at fair value on a nonrecurring basis. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

NOTE 3:    LOANS

On June 30, 2005, Wachovia Funding received a contribution of assets, consisting of home equity loans, having a carrying amount of approximately $6.0 billion from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. These contributed assets are recorded as an increase to loans and to paid-in capital.

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina, Virginia and Georgia. These markets include approximately 78% and 79% of Wachovia Funding’s total loan balance at December 31, 2008 and 2007, respectively.

The following table reflects the major categories of the loan portfolio at December 31, 2008 and 2007.

(In thousands)	2008	2007
	(Successor)	(Predecessor)
COMMERCIAL
Commercial and commercial real estate	$2,524,032	3,152,954
CONSUMER
Residential mortgages	742,500	851,797
Home equity loans	14,214,973	12,625,436

Total loans	17,481,505	16,630,187
Unearned income	—	23,914

Total loans, net of unearned income	$17,481,505	16,606,273

At December 31, 2008 and 2007, nonaccrual loans amounted to $11.9 million and $36.8 million, respectively; restructured loans were not significant at either year-end. There were no loans accounted for under SOP 03-3 recorded as nonaccrual. In 2008, $3.7 million in gross interest income would have been recorded if all nonaccrual loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period.

SOP 03-3 LOANS

Certain loans acquired by Wells Fargo in the Wachovia acquisition are subject to SOP 03-3 and these include loans where it is probable that we will not collect all contractual principal and interest. Please refer to Note 1 for additional information. At December 31, 2008, acquired loans within the scope of SOP 03-3 had an unpaid principal balance (less prior charge-offs) of $325.3 million and a carrying value of $197.6 million. The following table provides details on the SOP 03-3 loans within Wachovia Funding resulting from Wells Fargo’s acquisition of Wachovia.

(in thousands)	December 31, 2008
(Successor)
Contractually required payments including interest	$359,441
Nonaccretable difference (1)	(144,540)

Cash flows expected to be collected (2)	214,901
Accretable yield	(17,279)

Fair value of loans acquired	$197,622

(1)	Includes $135.9 million in principal cash flows (purchase accounting adjustments) not expected to be collected and $8.4 million of future interest not expected to be collected.
(2)	Represents undiscounted expected principal and interest cash flows.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

At December 31, 2008, acquired loans within the scope of SOP 03-3 categorized by major loan portfolios were $100.1 million in the commercial loan portfolio and $97.5 million in the consumer loan portfolio.

NOTE 4:	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses for each of the years in the three-year period ended December 31, 2008, is presented below.

(In thousands)	2008	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of year	$93,095	81,350	96,115
Provision (benefit) for credit losses	321,871	20,980	(9,044)
Allowance related to loans sold	(844)	(366)	(1,635)
Allowance related to business combinations (SOP 03-3 loans)	(55,603)	—	—

Total	358,519	101,964	85,436

Loan losses	(89,860)	(9,926)	(4,752)
Loan recoveries	684	1,057	666

Loan losses, net	(89,176)	(8,869)	(4,086)

Balance, end of year	$269,343	93,095	81,350

The reserve for unfunded lending commitments, which is reported in other liabilities on the balance sheet, for each of the years in the three-year period ended December 31, 2008, is presented below.

(In thousands)	2008	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of year	$488	306	513
Provision (benefit) for credit losses	(266)	182	(207)
Allowance related to business combinations	348	—	—

Balance, end of year	$570	488	306

As a result of Wells Fargo’s acquisition of Wachovia, Wachovia Funding recorded a $348 thousand conforming adjustment to the provision for loan losses at December 31, 2008, to increase the reserve for unfunded lending commitments to align with Wells Fargo’s methodology.

NOTE 5:    STOCKHOLDERS’ EQUITY

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

In the event that Wachovia Funding is liquidated or dissolved, the holders of the preferred securities will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders or general unsecured creditors. The liquidation preference is $25.00 for Series A and Series B preferred securities, and $1,000 for Series C and Series D preferred securities. With respect to the payment of dividends and liquidation preference, the Series A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are convertible into certain preferred stock of Wells Fargo.

NOTE 6:    INCOME TAXES

The components of income tax expense were:

(In thousands)	2008	2007	2006
	(Predecessor)	(Predecessor)	(Predecessor)
CURRENT INCOME TAX EXPENSE
Federal	$18,175	17,324	17,330
State	3,222	2,883	3,215

Total current income tax expense	21,397	20,207	20,545

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	(8,245)	(3,271)	(8,029)
State	9	(98)	905

Total deferred income tax expense (benefit)	(8,236)	(3,369)	(7,124)

Total income tax expense	$13,161	16,838	13,421

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2008, is presented below.

	2008		2007		2006
	(Predecessor)		(Predecessor)		(Predecessor)
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income before income tax expense	$780,437		$1,083,871		$1,059,575

Tax at federal income tax rate	$273,153	35.0%	$379,355	35.0%	$370,851	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to Federal taxation	(263,091)	(33.7)	(365,230)	(33.7)	(361,123)	(34.1)
State income taxes, net	3,099	0.4	2,713	0.3	3,693	0.4

Total	$13,161	1.7%	$16,838	1.6%	$13,421	1.3%

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

In 2008, 2007 and 2006, income before income taxes of $780.4 million, $1.1 billion and $1.1 billion, respectively, included $751.7 million, $1.0 billion and $1.0 billion, respectively, of REIT income not subject to federal taxation. The remaining income before income taxes of $28.7 million, $40.4 million and $27.8 million in 2008, 2007 and 2006, respectively, is income before income taxes of WPR.

The sources of temporary differences that give rise to all deferred income tax liabilities are interest rate swap contracts. The related tax effects at December 31, 2008, 2007 and 2006, were $62.1 million, $70.4 million and $73.7 million, respectively.

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

At December 31, 2008, WPR had no federal net operating loss carryforwards.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. In connection with the adoption of FIN 48, the Wachovia Funding identified no material uncertain income tax positions for which it was required to record a FIN 48 liability. As such, there was no impact to retained earnings.

Based upon its current evaluation, Wachovia Funding has also concluded that there are no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements at December 31, 2008.

Wachovia Funding recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Wachovia Funding recognized no interest in 2008 and the balance of accrued interest was zero at December 31, 2008.

Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain income tax positions. At December 31, 2008, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

On March 30, 2007, the Internal Revenue Service (the “IRS”) issued a Revenue Agent’s Report for Wachovia for the tax years 2000-2002. There were no material adjustments for Wachovia Funding or its subsidiaries in their report.

The IRS began examining Wachovia’s federal income tax returns for the tax years 2003-2005. As of December 31, 2008, the IRS has not proposed any material adjustments related to this examination in regard to Wachovia Funding or its subsidiaries.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 7:    TRANSACTIONS WITH AFFILIATED PARTIES

Wachovia Funding, as a subsidiary, is subject to certain income and expense allocations from affiliated parties for various services received. In addition, Wachovia Funding enters into transactions with affiliated parties in the normal course of business. The principal items related to transactions with affiliated parties included in the accompanying consolidated balance sheets and consolidated statements of income are described below. Due to the nature of common ownership of Wachovia Funding and the affiliated parties by Wachovia in 2008, the following transactions could differ from those conducted with unaffiliated parties.

Included in loan servicing costs are fees paid to affiliates of $64.6 million in 2008, $61.8 million in 2007 and $54.2 million in 2006. In 2008, Wachovia Funding was subject to Wachovia’s management fee policy and therefore reimbursed Wachovia for general overhead expenses paid on behalf of Wachovia Funding by Wachovia. Affiliates with greater than $10.0 million in qualifying assets are assessed a monthly management fee; if an affiliate does not meet this criteria during the month, no management fee is allocated. If an affiliate qualifies for an allocation, the affiliate is assessed management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup in 2008 and 2007 compared with a 5% markup in 2006. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. These expenses amounted to $18.7 million in 2008, $39.1 million in 2007 and $47.6 million in 2006.

At December 31, 2008 and 2007, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.3 billion and $1.4 billion, respectively, and the related interest receivable was $2 thousand and $107 thousand, respectively. Interest income earned on eurodollar deposit investments included in interest income was $30.9 million in 2008, $78.5 million in 2007 and $73.8 million in 2006.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2008 and 2007, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $11 thousand in 2008, $8 thousand in 2007 and $11 thousand in 2006, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $155 thousand in 2008, $152 thousand in 2007 and $191 thousand in 2006. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $239.9 million, $289.0 million and $336.6 million of cash collateral in interest-bearing investments with the Bank or other Wachovia subsidiaries at December 31, 2008, 2007 and 2006, respectively. Amounts received under this agreement were $13.4 million in 2008, $34.5 million in 2007 and $33.2 million in 2006, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2008, 2007 and 2006.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At December 31, 2008, Wachovia Funding had $170.0 million outstanding under this facility compared to $300.0 million at December 31, 2007.

NOTE 8:    COMMITMENTS, GUARANTEES AND OTHER MATTERS

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

The contract or notional amount of commitments to extend credit at December 31, 2008, was $730.8 million. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of commitments to extend credit at December 31, 2008, was negative $570 thousand. The estimated fair value of lending commitments is negative due to the current economic environment, and represents the estimated amount that Wachovia Funding would need to pay a third party to assume our December 31, 2008, exposure on lending commitments.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

indemnification clauses in 2008, 2007 or 2006. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2008, related to these indemnifications.

Wachovia Funding and its subsidiaries are not the subject of any litigation. Neither Wachovia Funding and its subsidiaries nor the Bank are currently involved in nor, to Wachovia Funding’s knowledge, currently threatened with any material litigation with respect to the assets included in Wachovia Funding’s portfolio, other than routine litigation arising in the ordinary course of business.

NOTE 9:	CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2008 and 2007, is presented below.

	2008 (Successor)		2007 (Predecessor)
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,358,129	1,358,129	1,394,729	1,394,729
Loans, net of unearned income and allowance for loan losses	17,212,162	17,212,162	16,513,178	15,628,072
Interest rate swaps, net (a)	1,273	1,273	1,589	1,589
Accounts receivable—affiliates, net	167,004	167,004	229,785	229,785
Other financial assets	$90,882	90,882	91,632	91,632

FINANCIAL LIABILITIES
Line of credit with affiliate	170,000	170,000	300,000	300,000
Other financial liabilities	$16,666	16,666	17,751	17,751

(a)	Interest rate swaps are reported net of cash collateral received of $239.9 million and $289.0 million at December 31, 2008 and 2007, respectively, pursuant to the adoption of FSP FIN 39-1. See Note 1 for additional information on FSP FIN 39-1.

The fair values of loans at December 31, 2008, reflects the values assigned in purchase accounting as a result of the Wells Fargo acquisition of Wachovia. See the Business Combinations section of Note 1 for additional information. The fair values of loans at December 31, 2007, was calculated by discounting estimated cash flows through expected maturity dates using estimated market yields that reflect the credit and interest rate risks inherent in each category of loans, and prepayment assumptions. The fair values of commercial loans at December 31, 2007, were based on expected market execution under a securitization or whole loan sale methodology in which the required spreads, credit support, and structure used in determining the loan values were based on what a typical investor may require if purchasing commercial loans. Estimated fair values for the commercial loan portfolio were based on weighted average discount rates ranging from 3.00% to 19.45% (with the overall weighted average discount rate equal to 6.79% at December 31, 2007). Estimated fair values for the consumer portfolio were primarily based on discounted cash flows based on weighted average discount rates ranging from 5.45% to 8.98% at December 31, 2007.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Wachovia Funding’s interest rate swaps are recorded at fair value. The fair value of interest rate swaps is estimated using discounted cash flow analyses based on observable market data. Substantially all the other financial assets and liabilities have maturities of three months or less, and accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

NOTE 10:	WACHOVIA PREFERRED FUNDING CORP. (REGISTRANT)

Wachovia Funding, under the terms of a revolving credit agreement, can borrow from the Bank up to $1.0 billion at a rate of interest equal to the federal finds rate. At December 31, 2008, there were no borrowings outstanding between Wachovia Funding and the Bank.

At December 31, 2008 and 2007, the estimated fair value of Wachovia Funding's loans was $12.8 billion and $11.3 billion, respectively.

Wachovia Funding's condensed balance sheets as of December 31, 2008 and 2007, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2008, follow.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

CONDENSED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2008	2007
	(Successor)	(Predecessor)
ASSETS
Cash and cash equivalents	$528,943	661,111
Loans, net of unearned income	12,753,796	11,890,391
Allowance for loan losses	(203,545)	(65,544)

Loans, net	12,550,251	11,824,847

Investments in wholly owned subsidiaries	5,314,051	5,122,719
Accounts receivable—affiliates, net	125,451	169,999
Other assets	70,292	67,184

Total assets	$18,588,988	17,845,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Other liabilities	2,960	2,118

Total liabilities	2,960	2,118

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2008 and 2007	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2008 and 2007	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2008 and 2007	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2008 and 2007	1,000	1,000
Paid-in capital	18,584,285	17,467,786
Retained earnings	—	374,213

Total stockholders' equity	18,586,028	17,843,742

Total liabilities and stockholders' equity	$18,588,988	17,845,860

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2008	2007	2006
	(Predecessor)	(Predecessor)	(Predecessor)
INTEREST INCOME	$873,297	868,677	850,065
INTEREST EXPENSE	3,171	7,409	12,344

Net interest income	870,126	861,268	837,721
Provision for credit losses	248,459	12,858	(9,792)

Net interest income after provision for credit losses	621,667	848,410	847,513

OTHER INCOME	5,637	—	—

Total other income	5,637	—	—

NONINTEREST EXPENSE
Loan servicing costs	50,267	47,246	43,493
Management fees	13,328	27,083	33,531
Other expense	1,697	1,017	1,005

Total noninterest expense	65,292	75,346	78,029

Income before income taxes and equity in undistributed net income of subsidiaries	562,012	773,064	769,484
Income taxes	2,102	1,858	745
Income before equity in undistributed net income of subsidiaries	559,910	771,206	768,739
Equity in undistributed net income of subsidiaries	207,366	295,827	277,415
Net income	767,276	1,067,033	1,046,154
Dividends on preferred stock	293,229	387,483	375,612

Net income available to common stockholders	$474,047	679,550	670,542

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2008	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$767,276	1,067,033	1,046,154
Adjustments to reconcile net income to net cash provided (used) by operating activities
Equity in undistributed net income of subsidiaries	(207,366)	(295,827)	(277,415)
Provision for credit losses	248,459	12,858	(9,792)
Accounts receivable/payable—affiliates, net	(195)	1,230	260
Other assets and other liabilities, net	(2,611)	7,428	(7,541)

Net cash provided by operating activities	805,563	792,722	751,666

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Investment in subsidiaries	234,682	276,615	259,628
Loans, net	(184,184)	1,025,658	(383,784)

Net cash provided (used) by investing activities	50,498	1,302,273	(124,156)

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	—	(500,000)	(37,562)
Cash dividends paid	(988,229)	(1,054,614)	(1,010,481)

Net cash used by financing activities	(988,229)	(1,554,614)	(1,048,043)

Increase (decrease) in cash and cash equivalents	(132,168)	540,381	(420,533)
Cash and cash equivalents, beginning of year	661,111	120,730	541,263

Cash and cash equivalents, end of year	$528,943	661,111	120,730

CASH PAID FOR
Interest	$3,171	7,409	12,344
Income taxes	1,985	1,286	432
NONCASH ITEMS
Loan payments net settled through affiliate	$44,742	23,365	11,460

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ PETER M. CARLSON
Peter M. Carlson Corporate Controller (Principal Accounting Officer)

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

MARK C. OMAN* Mark C. Oman	Chief Executive Officer, Wachovia Preferred Funding Corp.

HOWARD I. ATKINS* Howard I. Atkins	Chief Financial Officer, Wachovia Preferred Funding Corp.

PETER M. CARLSON * Peter M. Carlson	Corporate Controller, Wachovia Preferred Funding Corp. (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ ROSS E. JEFFRIES, JR. Ross E. Jeffries, Jr.

Date: March 30, 2009

EXHIBIT INDEX

Exhibit No.		Description	Location

(3	)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(b)	Form of Certificates of Designations for Series A, B, C and D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3	)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(a)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(b)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(c)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10	)(d)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)		List of Subsidiaries.	Filed herewith.

(24)		Power of Attorney.	Filed herewith.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99	)(a)	Selected Wells Fargo & Company and Subsidiaries and Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.	Filed herewith.

(99	)(b)	Selected unaudited financial information for Wachovia Bank, National Association.	Filed herewith.