Form 10-Q
period 2009-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2009-05-14
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of April 30, 2009, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2009 and December 31, 2008

(In thousands, except share data)	March 31, 2009	December 31, 2008
	(Successor)	(Successor)
ASSETS
Cash and cash equivalents	$1,313,777	1,358,129
Loans, net of unearned income	17,685,526	17,481,505
Allowance for loan losses	(271,339)	(269,343)

Loans, net	17,414,187	17,212,162

Interest rate swaps, net	1,503	1,273
Accounts receivable—affiliate, net	263,442	167,004
Other assets	96,103	98,347

Total assets	$19,089,012	18,836,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	450,000	170,000
Deferred income tax liabilities	58,834	62,129
Other liabilities	18,914	18,758

Total liabilities	527,748	250,887

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2009 and 2008	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2009 and 2008	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2009 and 2008	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2009 and 2008	1,000	1,000
Paid-in capital	18,531,966	18,584,285
Retained earnings	27,555	—

Total stockholders’ equity	18,561,264	18,586,028

Total liabilities and stockholders’ equity	$19,089,012	18,836,915

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share data and average shares)	2009	2008
	(Successor)	(Predecessor)
Interest income	$278,107	288,034
Interest expense	164	3,494

Net interest income	277,943	284,540
Provision for credit losses	13,884	25,561

Net interest income after provision for credit losses	264,059	258,979

Other income
Gain on interest rate swaps	1,349	8,167
Other income	180	232

Total other income	1,529	8,399

Noninterest expense
Loan servicing costs	17,411	15,922
Management fees	3,102	4,787
Other expense	442	451

Total noninterest expense	20,955	21,160

Income before income tax expense	244,633	246,218
Income tax expense	1,136	5,405

Net income	243,497	240,813
Dividends on preferred stock	45,942	89,038

Net income available to common stockholders	$197,555	151,775

Per common share data
Basic earnings	$1.98	1.52
Diluted earnings	$1.98	1.52
Average shares
Basic	99,999,900	99,999,900
Diluted	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2007 (Predecessor)	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	240,813	240,813
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.41 per share	—	—	—	(16,397)	(16,397)
Series C preferred securities at $13.95 per share	—	—	—	(59,047)	(59,047)
Common stock at $1.80 per share	—	—	—	(180,000)	(180,000)

Balance, March 31, 2008 (Predecessor)	$743	1,000	17,467,786	345,988	17,815,517

Balance, December 31, 2008 (Successor)	$743	1,000	18,584,285	—	18,586,028
Net income	—	—	—	243,497	243,497
Cash dividends
Series A preferred securities at $0.45 per share	—	—	—	(13,594)	(13,594)
Series B preferred securities at $0.20 per share	—	—	—	(8,163)	(8,163)
Series C preferred securities at $5.71 per share	—	—	—	(24,185)	(24,185)
Common stock at $1.70 per share	—	—	—	(170,000)	(170,000)
Changes incident to business combination	—	—	(52,319)	—	(52,319)

Balance, March 31, 2009 (Successor)	$743	1,000	18,531,966	27,555	18,561,264

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2009 and 2008

(In thousands)	2009	2008
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$243,497	240,813
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	13,884	25,561
Deferred income tax (benefit) expense	(3,306)	4,797
Gain on interest rate swaps	(1,460)	(10,548)
Accounts receivable—affiliate, net	6,034	178
Other assets and other liabilities, net	2,130	(283)

Net cash provided by operating activities	260,779	260,518

INVESTING ACTIVITIES
Decrease in cash realized from
Loans, net	(370,419)	(251,232)

Net cash used by investing activities	(370,419)	(251,232)

FINANCING ACTIVITIES
Increase (decrease) in cash realized from
Line of credit with affiliate	280,000	240,000
Collateral held on interest rate swaps	1,230	10,581
Cash dividends paid	(215,942)	(269,038)

Net cash provided (used) by financing activities	65,288	(18,457)

Decrease in cash and cash equivalents	(44,352)	(9,171)
Cash and cash equivalents, beginning of year	1,358,129	1,394,729

Cash and cash equivalents, end of period	$1,313,777	1,385,558

CASH PAID FOR
Income taxes	$4,000	3,000
NONCASH ITEMS
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$(102,472)	(103,806)

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009 and December 31, 2008

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wachovia Preferred Funding Corp. (“Wachovia Funding”) is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and an indirect subsidiary of both Wachovia Corporation, a Delaware corporation (“New Wachovia”) and Wachovia Bank, National Association (the “Bank”).

On December 31, 2008, Wells Fargo & Company (“Wells Fargo”) acquired Wachovia Corporation, a North Carolina corporation (“Wachovia”) by a merger of Wachovia with and into Wells Fargo. The acquisition did not directly affect the outstanding shares of capital stock of Wachovia Funding. However, the Wachovia Funding Series A preferred securities are now conditionally exchangeable for shares of Wells Fargo preferred stock instead of Wachovia preferred stock. Following the acquisition, all subsidiaries of Wachovia became subsidiaries of Wells Fargo. On January 2, 2009, Wells Fargo created a new legal entity, New Wachovia, to which it contributed all former subsidiaries of Wachovia.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three months ended March 31, 2009, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2008 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2008, including the related notes to consolidated financial statements.

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Wachovia Funding regularly assesses various assets for impairment in accordance with applicable GAAP, giving appropriate consideration to general economic and specific market factors. The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include the allowance for loan losses and the reserve for unfunded lending commitments. Refer to our 2008 Annual Report on Form 10-K for additional information.

BUSINESS COMBINATIONS

As a result of the December 31, 2008, Wells Fargo acquisition of Wachovia, the assets and liabilities of Wachovia Funding were adjusted to their respective acquisition date fair values. Certain loans acquired in a purchase business combination where there is evidence of deterioration in credit quality since origination and where it was probable at the date of acquisition that we will not collect all contractual principal and interest are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, no allowance for loan losses is carried over or initially recorded on SOP 03-3 loans. Please refer to the “Loans Accounted For Under SOP 03-3” section within this Note for further information. At December 31, 2008, Wachovia Funding’s purchase accounting adjustments totaled $963.2 million and included an increase of $907.1 million to loans, a reduction of $55.6 million to the allowance for loan losses related to SOP 03-3 loans, an increase of $0.8 million to other assets, and an increase of $0.3 million to other liabilities. There was no goodwill recorded for Wachovia Funding in relation to the acquisition; the net purchase accounting adjustments were recorded as a net increase of $963.2 million in paid-in capital.

Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, refined our purchase accounting adjustments. During first quarter 2009, Wachovia Funding’s December 31, 2008, purchase accounting adjustments were revised by $52.3 million and included a decrease of $52.0 million to loans. These refinements to the initial December 31, 2008, purchase accounting adjustments of $963.2 million resulted in revised total purchase accounting adjustments of $910.9 million.

NEW ACCOUNTING STANDARDS

In first quarter 2009, we adopted the following new accounting pronouncements:

Financial Accounting Standards Board Statement of Financial Accounting Standards (“FAS”) No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted FAS 161 for first quarter 2009 reporting. See Note 3 in this Report for disclosures under FAS 161. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 does not affect our financial results.

FAS 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51, requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were classified in liabilities or between liabilities and equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. FAS 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. FAS 160 was effective for us on January 1, 2009. Adoption of FAS 160 was not material to Wachovia Funding.

FASB Staff Position (“FSP”) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, addresses measuring fair value under FAS 157, Fair Value Measurements, in situations where markets are inactive and transactions are not orderly. The FSP acknowledges that in these circumstances quoted prices may not be determinative of fair value. The FSP emphasizes, however, that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this FSP, FAS 157 had been interpreted by many companies, including Wachovia Funding, to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions and therefore could have increased frequency of transactions that are not orderly. Under the provisions of the FSP, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, we note there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The FSP does not prescribe a specific method for adjusting price quotes, however, it does provide guidance for determining how much weight to give price quotes. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value measurement and the weight given is based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly. Adoption of FSP FAS 157-4 did not affect our consolidated financial results.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales under GAAP because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At March 31, 2009, the outstanding balance of these loans purchased from the Bank amounted to $13.3 billion.

ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements. In first quarter of 2009, the allowance for credit losses is based upon the Wells Fargo methodology for estimating credit losses inherent in the loan portfolio at the balance sheet date. See “—Critical Accounting Policies” beginning on page 13 of this Report for information on the Wells Fargo process to determine the adequacy of the allowance for loan losses.

LOANS ACCOUNTED FOR UNDER SOP 03-3

Certain loans acquired by completion of a transfer or in a purchase business combination where there is evidence of deterioration in credit quality since origination and where it is probable at the date of acquisition that we will not collect all contractual principal and interest are accounted for under SOP 03-3. Originated loans are not within the scope of SOP 03-3. Evidence of credit deterioration since origination may include past due status, loan-to-value ratios for loans secured by real estate, and FICO scores for consumer loans. Generally, acquired loans that meet our definition for nonaccrual status as of the date acquired fall within the scope of the SOP.

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

At March 31, 2009 and December 31, 2008, loans within the scope of SOP 03-3 had an unpaid principal balance of $320.6 million and $410.9 million, and a carrying value of $169.0 million and $231.6 million, respectively.

At March 31, 2009 and December 31, 2008, the carrying value of SOP 03-3 loans included $93.5 million and $105.2 million in the commercial loan portfolio and $75.5 million and $126.4 million in the consumer loan portfolio, respectively.

The following table provides details on the SOP 03-3 loans in Wachovia Funding resulting from Wells Fargo’s acquisition of Wachovia.

(In thousands)	December 31, 2008 (refined)
(Successor)
Contractually required payments including interest	$441,422
Nonaccretable difference (1)	(195,775)

Cash flows expected to be collected (2)	245,647
Accretable yield	(14,081)

Fair value of loans acquired	$231,566

(1)	Includes $188.2 million in principal cash flows (purchase accounting adjustments) not expected to be collected and $7.6 million of future interest not expected to be collected.
(2)	Represents undiscounted expected principal and interest cash flows.

The change in the accretable yield related to SOP 03-3 loans is:

(In thousands)	Quarter ended March 31, 2009
(Successor)
Balance, beginning of quarter (refined)	$(14,081)
Accretion	835

Balance, end of quarter	$(13,246)

NOTE 2:     FAIR VALUE MEASUREMENTS

Wachovia Funding adopted FAS 157, Fair Value Measurements, on January 1, 2008. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 requires that a fair value measurement reflect assumptions market participants would use in pricing an asset or liability.

FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as an exit price). FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under FAS 157 are:

•	Level 1 Quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. FAS 157 requires Wachovia Funding to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

DERIVATIVES

Wachovia Funding’s derivatives are executed over the counter (“OTC”). As no quoted market prices exist for such instruments, OTC derivatives are valued using internal valuation techniques. Valuation techniques and inputs to internally-developed models depend on the type of derivative and the nature of the underlying rate, price or index upon which the derivative’s value is based. Key inputs can include yield curves, credit curves, foreign-exchange rates, prepayment rates, volatility measurements and correlation of such inputs. Where model inputs can be observed in a liquid market and the model selection does not require significant judgment, such derivatives are typically classified within Level 2 of the fair value hierarchy. Examples of derivatives within Level 2 include generic interest rate swaps.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009, for each of the fair value hierarchy levels.

	March 31, 2009
	(Successor)
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	815,912	—	(814,409)	1,503

Total assets at fair value	$ —	815,912	—	(814,409)	1,503

LIABILITIES
Interest rate swaps	$ —	573,263	—	(573,263)	—

Total liabilities at fair value	$ —	573,263	—	(573,263)	—

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

As of March 31, 2009, Wachovia Funding had no assets or liabilities that were measured at fair value on a nonrecurring basis. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under FAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

NOTE 3:    DERIVATIVES

By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, master netting arrangements and collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the requirements of FASB Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts, as amended by FSP FIN 39-1, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments under FAS No. 133 (“FAS 133”) Accounting for Derivative Instruments and Hedging Activities, as amended, were:

	March 31, 2009 (Successor)			December 31, 2008 (Successor)
	Fair value			Fair value
(In thousands)	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	815,912	573,263	$8,200,000	775,768	534,578
Netting (1)		(814,409)	(573,263)		(774,495)	(534,578)

Total		$1,503	—		$1,273	—

(1)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statements of income related to derivatives not designated as hedging instruments under FAS 133 for first quarter 2009 were $1.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements. Please refer to our 2008 Annual Report on Form 10-K for further information related to our accounting policies and risk governance and administration.

For the tax year ending December 31, 2009, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (“WPR”), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Please refer to our 2008 Annual Report on Form 10-K for additional information on WPR.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices within the applicable industries. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used. For more information on our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Allowance for Loan Losses

In first quarter of 2009, the allowance for loan losses was based upon the Wells Fargo methodology for estimating credit losses inherent in the loan portfolio at the balance sheet date. Wells Fargo has an established process, using several analytical tools and benchmarks, to calculate a range of possible outcomes and determine the adequacy of the allowance. In connection with Wells Fargo’s acquisition of Wachovia, our methodology and processes were conformed to those of Wells Fargo. Below is more information on Wells Fargo’s process to determine the adequacy of the allowance for loan losses used in first quarter 2009.

While we attribute portions of the allowance to specific loan categories as part of our analytical process, the entire allowance is used to absorb credit losses inherent in the total loan portfolio. For purposes of determining the allowance for credit losses, we pool loans by product type or business unit to achieve greater accuracy.

To measure estimated losses inherent in consumer loans, we use loss models and other quantitative, mathematical techniques to forecast losses. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio. We use both internally developed and vendor supplied loss models. These models are independently validated and are reviewed by corporate credit personnel to ensure that the theory, assumptions, data, computational processes, reporting and end-user controls of the models are appropriate and well documented. In addition, regulatory examiners review and perform detailed tests of our allowance processes. Forecasted losses are compared with actual losses and this information is used by management in order to develop an allowance that management believes adequate to cover losses inherent in the loan portfolio as of the reporting date.

The portion of the allowance for commercial loans is estimated by applying historical loss factors statistically derived from tracking losses associated with actual portfolio movements over a specified period of time, for each specific loan grade. Based on this process, we assign loss factors to each pool of graded loans and a loan equivalent amount for unfunded loan commitments. These estimates are then adjusted or supplemented where necessary from additional analysis of long-term average loss experience, external loss data or other risks identified from current conditions and trends in selected portfolios.

Reflected in the portions of the allowance previously described is an amount for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. This amount is the result of our judgment of risks inherent in the portfolios, economic uncertainties, historical loss experience and other subjective factors, including industry trends, calculated to better reflect our view of risk in each loan portfolio. In addition, the allowance for credit losses included a reserve for unfunded credit commitments.

For more information on the process to determine the adequacy of the allowance for loan losses please refer to the Wells Fargo 2008 Annual Report on Form 10-K.

For more information on the previously used Wachovia estimation process, please refer to Wachovia Funding’s 2008 Annual Report on Form 10-K. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the quarters ended March 31, 2009 and 2008.

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

On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and those reflecting purchase accounting are labeled “successor”. Refer to Note 1 to Notes to Consolidated Financial Statements in this Report for further information.

2009 to 2008 Three Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $197.6 million and $151.8 million in the first quarter of 2009 and 2008, respectively. This increase was driven by lower dividends on preferred stock, lower provision for credit losses, lower management fees and lower income tax expense. These were partially offset by lower net interest income, lower gains on interest rate swaps and higher loan servicing costs.

Interest Income.    Interest income of $278.1 million in the first quarter of 2009 decreased $9.9 million, or 3%, compared with the first quarter of 2008. This was primarily driven by decreases in interest rates on interest-earning assets compared with the same quarter one year ago. The average interest rate on total interest-earning assets was 5.97% in the first quarter of 2009 compared with 6.42% in the first quarter of 2008 which reflects the impact of a lower interest rate environment in 2009.

Average home equity loans increased $2.1 billion to $14.6 billion compared with the first quarter of 2008 while average commercial loans decreased $619.6 million to $2.4 billion in the same period due to pay-downs. In first quarter 2009, interest income included $16.8 million from the amortization of discounts on purchased loans primarily driven by an acceleration of amortization from repayment of loans during the quarter. All loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $458.3 million to $378.8 million in the first quarter of 2009 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $12.3 million to $0.6 million in the first quarter of 2009 compared with the first quarter of 2008 driven by significantly lower short-term interest rates from the same quarter one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2009 and 2008, are presented below.

	Three Months Ended March 31, 2009 (Successor)			Three Months Ended March 31, 2008 (Predecessor)
(In thousands)	Average Balances	Interest Income	Interest Rates	Average Balances	Interest Income	Interest Rates
Commercial loans	$2,409,772	13,912	2.34%	$3,029,330	39,783	5.28%
Home equity loans	14,628,657	261,099	7.37	12,554,011	222,909	7.14
Residential mortgages	378,782	2,473	1.54	837,037	12,394	5.92
Interest-bearing deposits in banks and other earning assets	1,458,465	623	0.17	1,616,716	12,948	3.22

Total interest-earning assets	$18,875,676	278,107	5.97%	$18,037,094	288,034	6.42%

Interest Expense.    Interest expense, which primarily relates to interest expense paid on our line of credit with the Bank, decreased to $0.2 million in the first quarter of 2009 compared with $3.5 million in the first quarter of 2008 primarily reflecting a significantly lower rate environment in the first quarter of 2009 compared with the same period one year ago. The line of credit with the Bank averaged $381.6 million in first quarter 2009 compared with $397.6 million in first quarter 2008. At March 31, 2009, $450.0 million was outstanding under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was $13.9 million in the first quarter of 2009 compared with $25.6 million in the first quarter of 2008. The decrease in the provision for credit losses was driven mostly by the application of American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) which resulted from the December 31, 2008, Wells Fargo acquisition of Wachovia. Loans within the scope of SOP 03-3 are initially recorded at fair value as of the acquisition date. Generally, loans with evidence of deterioration in credit quality since origination and where it is probable at the date of acquisition that we will not collect all contractual principal and interest are accounted for under SOP 03-3. Please refer to Note 1 to Notes to Consolidated Financial Statements for more information on loans accounted for under SOP 03-3 and the “—Balance Sheet Analysis” section for information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $1.3 million in the first quarter of 2009 compared with a gain of $8.2 million in the first quarter of 2008. The lower gain in 2009 primarily reflects a lower magnitude of interest rate decreases in the first quarter of 2009 compared with the first quarter of 2008. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $0.1 million and $2.4 million in the first quarter of 2009 and 2008, respectively.

Loan Servicing Costs.    Loan servicing costs increased $1.5 million to $17.4 million in the first quarter of 2009 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $3.1 million in first quarter 2009 compared with $4.8 million in first quarter 2008. Management fees represent reimbursements to the Bank for general overhead expenses paid on our behalf. In 2009, an affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 2% markup. For 2008, monthly management fees were assessed to affiliates with over $10 million in qualifying assets. If an affiliate qualified for an allocation, the affiliate was assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense plus a 10% markup.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first quarter of 2009 and 2008, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $1.1 million in the first quarter of 2009 compared with $5.4 million in the first quarter of 2008. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense in the first quarter of 2009 was driven by a lower gain on interest rate swaps and lower interest income on cash invested in overnight eurodollar deposits driven by lower short-term interest rates in the first quarter of 2009.

Balance Sheet Analysis

March 31, 2009 to December 31, 2008

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $19.1 billion at March 31, 2009, compared with $18.8 billion at December 31, 2008. Net loans were 93% of total assets at both March 31, 2009, and December 31, 2008.

Loans.    Net loans increased $204.0 million to $17.7 billion at March 31, 2009, compared with December 31, 2008, primarily reflecting an increase in home equity loans resulting from $1.3 billion in reinvestments offset by pay-downs across the entire portfolio. At March 31, 2009, and at December 31, 2008, home equity loans comprised 83% and 81% of loans, respectively, and commercial loans comprised 13% and 14% respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $2.0 million from December 31, 2008, to $271.3 million at March 31, 2009. The December 31, 2008, allowance reflects a reduction of $55.4 million for the application of SOP 03-3, as described above. During the first quarter of 2009, while we experienced continued deterioration in both housing values and the economy, total projected losses were relatively unchanged. Our reserve methodology relies on historical experience but also considers our current view of economic and housing market conditions. The establishment of the allowance considers credit trends, including, but not limited to growth in net charge-offs and nonaccrual loans. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio and historical loss factors by current loan grade to estimate expected losses for the commercial portfolio as of the balance sheet date.

At March 31, 2009, the allowance for loan losses included $13.6 million for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance. In first quarter 2009, the allowance for loan losses is based upon the Wells Fargo methodology for estimating credit losses. In connection with Wells Fargo’s acquisition of Wachovia, our methodology and processes were conformed to those of Wells Fargo. See “—Critical Accounting Policies” for more information on the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $0.7 million at March 31, 2009, compared with $0.6 million at December 31, 2008.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps, Net.    Interest rate swaps, net were $1.5 million at March 31, 2009, and $1.3 million at December 31, 2008, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $263.4 million at March 31, 2009, compared with $167.0 million at December 31, 2008, as a result of intercompany cash transactions related to net loan pay-downs, interest receipts and funding with the Bank. The increase was due to higher pay-downs in March 2009 than occurred in December 2008.

Commitments

Our commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. Some of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “Risk Governance and Administration—Credit Risk Management” section in our 2008 Annual Report on Form 10-K describes how Wells Fargo, as owner of the Bank which originates and services the loans, manages credit risk when extending credit.

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At March 31, 2009, and at December 31, 2008, unfunded commitments to extend credit were $794.0 million and $730.8 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income, which primarily results from interest income on our loan portfolio. Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At March 31, 2009, borrowings on our line of credit with the Bank totaled $450.0 million. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Governance and Administration

For additional information on credit risk management, concentration of credit risk, operational risk management, liquidity risk management and financial disclosure, please refer to our 2008 Annual Report on Form 10-K.

As a result of Wells Fargo’s acquisition of Wachovia on December 31, 2008, our credit risk, operational risk management, liquidity risk management and financial disclosure processes are managed by Wells Fargo. The management of these processes by Wells Fargo is not materially different than the previous processes managed by Wachovia. For more information on these processes please refer to the “Risk Management” section within the Financial Review of the Wells Fargo 2008 Annual Report on Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 18% of variable rate loans at March 31, 2009. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At March 31, 2009, approximately 82% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2009, $4.5 billion, or 24% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2009, our liabilities were $527.7 million, or 3%, of our assets, while stockholders’ equity was $18.6 billion, or 97%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $14.5 billion of fixed rate loans and loan participations was approximately $11.3 billion and the fair value of $3.2 billion of variable rate loans and loan participations was approximately $2.6 billion at March 31, 2009.

We account for derivative financial instruments in accordance with FAS 133, which establishes accounting and reporting standards for derivatives and hedging activities. All of our derivatives are economic hedges and none are treated as accounting hedges. Under FAS 133, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability in our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps in our consolidated statements of income.

At March 31, 2009, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 1.32%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 3.22 years, weighted average receive rate of 1.32% and weighted average pay rate of 5.72% at March 31, 2009. Since the swaps have a weighted average maturity of 3.22 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at March 31, 2009.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $4.2 million or $8.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $4.1 million or $8.1 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Notes to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to the Bank’s management fee policy and are allocated a monthly fee from the Bank for general overhead expenses paid on our behalf if we meet certain asset criteria. We met these criteria in 2009 and we expect to continue to meet these criteria in the future, and therefore, we expect we will continue to incur management fee expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

As of March 31, 2009, our existing borrowings on our line of credit with the Bank totaled $450.0 million. Under the terms of that facility, Wachovia Funding can borrow up to $2.2 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The provisions of the FSP are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for June 30, 2009, reporting. Because the FSP amends only the disclosure requirements related to the fair value of financial instruments, the adoption of the FSP will not affect our consolidated financial results.

Table 1 PERFORMANCE AND DIVIDEND PAYOUT RATIOS
	Three Months Ended March 31,
	2009	2008
RATIOS	(Successor )	(Predecessor	)
Return on average assets	5.18%	5.24
Return on average stockholders’ equity	5.31	5.38
Average stockholders’ equity to average assets	97.56	97.27
Dividend payout ratio	88.68%	111.72

Table 2 LOANS
(In thousands)	March 31, 2009	December 31, 2008
	(Successor)	(Successor)
COMMERCIAL
Commercial and commercial real estate	$2,345,814	2,524,032

RESIDENTIAL LOANS
Residential mortgages	704,272	742,500
Home equity loans	14,635,567	14,214,973

Total loans	17,685,653	17,481,505
Unearned income	127	—

Total loans, net of unearned income	$17,685,526	17,481,505

Table 3 LOAN LOSSES AND RECOVERIES
	Three Months Ended March 31,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$269,343	93,095
Provision for credit losses	13,747	25,710
Allowance relating to loans sold	—	—
Allowance related to business combinations (SOP 03-3 loans) (1)	160	—
Net charge-offs	(11,911)	(7,578)

Balance, end of period	$271,339	111,227

as a % of loans, net	1.53%	0.66

as a % of nonaccrual loans	749%	246

LOAN LOSSES
Commercial and commercial real estate loans	$2	20
Residential mortgages	—	148
Home equity loans	13,153	7,619

Total loan losses	13,155	7,787

LOAN RECOVERIES
Commercial and commercial real estate loans	—	135
Residential mortgages	122	—
Home equity loans	1,122	74

Total loan recoveries	$1,244	209

Net charge-offs	$11,911	7,578

Total net charge-offs as a % of average loans, net	0.27%	0.18

(1) The allowance for loan losses excludes the allowance related to SOP 03-3 loans. Further information on SOP 03-3 is presented in Note 1 to Notes to Consolidated Financial Statements.

Table 4 NONACCRUAL LOANS
(In thousands)	March 31, 2009	December 31, 2008
	(Successor)	(Successor)
Commercial and commercial real estate loans	$—	—
Residential mortgages	11,274	6,359
Home equity loans	24,942	5,522

Total nonaccrual loans	$36,216	11,881

as a % of loans, net	0.20%	0.07

Accruing loans past due 90 days	$41,500	53,575

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Three Months Ended March 31,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$570	488
Provision for credit losses	137	(149)
Allowance related to business combinations	5	—

Balance, end of period	$712	339

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in Wachovia Funding’s securities may involve risk due to the nature of the business we engage in and activities related to that business. For more information on risk factors, please see Part 1, Item 1A of Wachovia Funding’s 2008 Annual Report on Form 10-K.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)    Exhibits.

Exhibit No.	Description

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wachovia Corporation and Subsidiaries Supplementary Consolidating Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2009