Form 10-Q
period 2009-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2009-08-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2009 and December 31, 2008

(In thousands, except share data)	June 30, 2009	December 31, 2008
	(Successor)	(Successor)
ASSETS
Cash and cash equivalents	$1,796,869	1,358,129
Loans, net of unearned income	16,743,160	17,481,505
Allowance for loan losses	(326,865)	(269,343)

Loans, net	16,416,295	17,212,162

Interest rate swaps, net	822	1,273
Accounts receivable—affiliate, net	225,383	167,004
Other assets	84,902	98,347

Total assets	$18,524,271	18,836,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	—	170,000
Deferred income tax liabilities	55,057	62,129
Other liabilities	26,136	18,758

Total liabilities	81,193	250,887

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2009 and 2008	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2009 and 2008	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2009 and 2008	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2009 and 2008	1,000	1,000
Paid-in capital	18,562,942	18,584,285
Retained earnings (deficit)	(121,607)	—

Total stockholders’ equity	18,443,078	18,586,028

Total liabilities and stockholders’ equity	$18,524,271	18,836,915

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data and average shares)	2009	2008	2009	2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Interest income	$293,948	277,015	572,055	565,049
Interest expense	68	1,344	232	4,838

Net interest income	293,880	275,671	571,823	560,211
Provision for credit losses	79,337	125,219	93,221	150,780

Net interest income after provision for credit losses	214,543	150,452	478,602	409,431

Other income
Gain (loss) on interest rate swaps	328	(5,205)	1,677	2,962
Other income	258	187	438	419

Total other income	586	(5,018)	2,115	3,381

Noninterest expense
Loan servicing costs	16,591	15,799	34,002	31,721
Management fees	2,697	7,071	5,799	11,858
Other expense	569	659	1,011	1,110

Total noninterest expense	19,857	23,529	40,812	44,689

Income before income tax expense (benefit)	195,272	121,905	439,905	368,123
Income tax expense (benefit)	1,430	(101)	2,566	5,304

Net income	193,842	122,006	437,339	362,819
Dividends on preferred stock	43,004	62,499	88,946	151,537

Net income available to common stockholders	$150,838	59,507	348,393	211,282

Per common share data
Basic earnings	$1.51	0.60	3.48	2.11
Diluted earnings	$1.51	0.60	3.48	2.11
Average shares
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2007 (Predecessor)	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	362,819	362,819
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,187)	(27,187)
Series B preferred securities at $0.69 per share	—	—	—	(27,715)	(27,715)
Series C preferred securities at $22.82 per share	—	—	—	(96,596)	(96,596)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $3.60 per share	—	—	—	(360,000)	(360,000)

Balance, June 30, 2008 (Predecessor)	$743	1,000	17,467,786	225,495	17,695,024

Balance, December 31, 2008 (Successor)	$743	1,000	18,584,285	—	18,586,028
Net income	—	—	—	437,339	437,339
Cash dividends
Series A preferred securities at $0.91 per share	—	—	—	(27,188)	(27,188)
Series B preferred securities at $0.39 per share	—	—	—	(15,756)	(15,756)
Series C preferred securities at $10.86 per share	—	—	—	(45,963)	(45,963)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $4.70 per share	—	—	—	(470,000)	(470,000)
Changes incident to business combinations	—	—	(21,343)	—	(21,343)

Balance, June 30, 2009 (Successor)	$743	1,000	18,562,942	(121,607)	18,443,078

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2009 and 2008

(In thousands)	2009	2008
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$437,339	362,819
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	93,221	150,780
Deferred income tax benefit	(7,083)	(5,226)
Gain on interest rate swaps	(1,894)	(6,881)
Accounts receivable—affiliate, net	621	(121)
Other assets and other liabilities, net	20,938	13,131

Net cash provided by operating activities	543,142	514,502

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	622,245	867,789
Interest rate swaps	35,523	35,523

Net cash provided by investing activities	657,768	903,312

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	(170,000)	(300,000)
Collateral held on interest rate swaps	(33,178)	(28,424)
Cash dividends paid	(558,992)	(511,503)

Net cash used by financing activities	(762,170)	(839,927)

Increase in cash and cash equivalents	438,740	577,887
Cash and cash equivalents, beginning of year	1,358,129	1,394,729

Cash and cash equivalents, end of period	$1,796,869	1,972,616

CASH PAID FOR
Income taxes	$6,000	8,000
NONCASH ITEMS
Dividends payable to affiliates	(46)	34
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$(59,000)	850

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009 and December 31, 2008

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and six months ended June 30, 2009, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2008 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2008, including the related notes to consolidated financial statements.

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

BUSINESS COMBINATIONS

As a result of the December 31, 2008, Wells Fargo acquisition of Wachovia, the assets and liabilities of Wachovia Funding were adjusted to their respective acquisition date fair values. Certain loans acquired in a purchase business combination where there was evidence of deterioration in credit quality since origination and where it was probable at the date of acquisition that we would not collect all contractual principal and interest are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, no allowance for loan losses was carried over or initially recorded on SOP 03-3 loans. At December 31, 2008, Wachovia Funding’s purchase accounting adjustments totaled $963.2 million and included a net increase of $907.1 million to loans, a reduction of $55.6 million to the allowance for loan losses related to SOP 03-3 loans, an increase of $0.8 million to other assets, and an increase of $0.3 million to other liabilities. There was no goodwill recorded for Wachovia Funding in relation to the acquisition; the net purchase accounting adjustments were recorded as a net increase of $963.2 million in paid-in capital. The net adjustment to loans included a reduction to SOP 03-3 loans. Please refer to the “Loans Accounted For Under SOP 03-3” section within this Note for further information.

Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, refined our purchase accounting adjustments. During the first half of 2009, Wachovia Funding’s December 31, 2008, purchase accounting adjustments were revised by $21.3 million and included a decrease of $21.0 million to loans. These refinements to the initial December 31, 2008, purchase accounting adjustments of $963.2 million resulted in revised total purchase accounting adjustments of $941.9 million.

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

In second quarter 2009, we adopted the following new accounting pronouncements:

FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. The FSP also requires disclosure of the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. See Note 4 in this Report for disclosures under FSP FAS 107-1. Because the FSP amends only the disclosure requirements related to the fair value of financial instruments, the adoption of this FSP does not affect our consolidated financial statements.

FAS 165, Subsequent Events, describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. FAS 165 also requires a company to disclose the date through which management has evaluated subsequent events, which for public companies is the date that financial statements are issued. FAS 165 is effective in second quarter 2009 with prospective application. Our adoption of this standard did not have a material impact on our consolidated financial statements.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales under GAAP because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At June 30, 2009, the outstanding balance of these loans purchased from the Bank amounted to $12.6 billion.

ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements. In 2009, the allowance for credit losses is based upon the Wells Fargo methodology for estimating credit losses inherent in the loan portfolio at the balance sheet date. See “—Critical Accounting Policies” beginning on page 15 of this Report for information on the Wells Fargo process to determine the adequacy of the allowance for loan losses.

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

At June 30, 2009 and December 31, 2008, loans within the scope of SOP 03-3 had an unpaid principal balance of $310.7 million and $410.9 million, and a carrying value of $194.7 million and $235.1 million, respectively.

At June 30, 2009 and December 31, 2008, the carrying value of SOP 03-3 loans included $80.3 million and $105.1 million in the commercial loan portfolio and $114.4 million and $130.0 million in the consumer loan portfolio, respectively.

The following table provides details on the SOP 03-3 loans in Wachovia Funding resulting from Wells Fargo’s acquisition of Wachovia.

(In thousands)	December 31, 2008 (refined)
(Successor)
Contractually required payments including interest	$454,499
Nonaccretable difference (1)	(197,705)

Cash flows expected to be collected (2)	256,794
Accretable yield	(21,659)

Fair value of loans acquired	$235,135

(1)	Includes $190.3 million in principal cash flows (purchase accounting adjustments) not expected to be collected and $7.4 million of future interest not expected to be collected.
(2)	Represents undiscounted expected principal and interest cash flows.

The change in the accretable yield related to SOP 03-3 loans is:

(In thousands)	Six months ended June 30, 2009
(Successor)
Balance, beginning of period (refined)	$(21,659)
Accretion	3,407

Balance, end of period	$(18,252)

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

DETERMINATION OF FAIR VALUE

In determining fair value, Wachovia Funding uses market prices of the same or similar instruments whenever such prices are available. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed sale. Where necessary, Wachovia Funding estimates fair value using other market observable data such as prices for synthetic or derivative instruments, market indices, industry ratings of underlying collateral or models employing techniques such as discounted cash flow analyses. The assumptions used in the models, which typically include assumptions for interest rates, credit losses and prepayments, are corroborated by and independently verified against market observable data where possible. Market observable real estate data is used in valuing instruments where the underlying collateral is real estate or where the fair value of an instrument being valued highly correlates to real estate prices. Where appropriate, Wachovia Funding may use a combination of these valuation approaches.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009, for each of the fair value hierarchy levels.

	June 30, 2009
	(Successor)
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	640,111	—	(639,289)	822

Total assets at fair value	$ —	640,111	—	(639,289)	822

LIABILITIES
Interest rate swaps	$ —	432,552	—	(432,552)	—

Total liabilities at fair value	$ —	432,552	—	(432,552)	—

(a)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on FIN 39.

As of June 30, 2009, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect any financial instruments to be accounted for under FAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments under FAS No. 133 (“FAS 133”) Accounting for Derivative Instruments and Hedging Activities, as amended, were:

	June 30, 2009 (Successor)			December 31, 2008 (Successor)
	Fair value			Fair value
(In thousands)	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	640,111	432,552	8,200,000	775,768	534,578
Netting (1)		(639,289)	(432,552)		(774,495)	(534,578)

Total		$822	—		1,273	—

(1)	Derivatives are reported net of cash collateral received and paid, and to the extent the criteria of FIN 39 are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statements of income related to derivatives not designated as hedging instruments under FAS 133 for the first six months 2009 were $1.7 million.

NOTE 4:	CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at June 30, 2009, and December 31, 2008, is presented below.

	June 30, 2009 (Successor)		December 31, 2008 (Successor)
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,796,869	1,796,869	1,358,129	1,358,129
Loans, net of unearned income and allowance for loan losses (a)	16,416,295	16,092,914	17,212,162	17,212,162
Interest rate swaps, net (b)	822	822	1,273	1,273
Accounts receivable—affiliates, net	225,383	225,383	167,004	167,004
Other financial assets	$82,797	82,797	90,882	90,882

FINANCIAL LIABILITIES
Line of credit with affiliate	—	—	170,000	170,000
Other financial liabilities	$23,699	23,699	16,666	16,666

(a)	The fair values of loans at December 31, 2008, reflects the values assigned in purchase accounting as a result of the Wells Fargo acquisition of Wachovia.
(b)	Interest rate swaps are reported net of cash collateral received of $206.7 million and $239.9 million at June 30, 2009, and December 31, 2008, respectively, pursuant to the adoption of FSP FIN 39-1. See Note 3 for additional information on FSP FIN 39-1.

Wachovia Funding does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FAS 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

The fair value estimates for FAS 107 purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

The fair value of commercial and commercial real estate loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that reflect our current pricing for loans with similar characteristics and remaining maturity.

For home equity loans and residential mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

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

•

In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wachovia agreed to make, or cause its subsidiaries to make, a capital contribution to us equal in amount to any income taxes payable by us, which obligation was assumed by Wells Fargo in the Wachovia acquisition. Therefore, we believe a failure to qualify as a REIT would not result in any net capital impact to us.

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

Allowance for Loan Losses

Beginning in first quarter 2009, the allowance for loan losses was based upon the Wells Fargo methodology for estimating credit losses inherent in the loan portfolio at the balance sheet date. Wells Fargo has an established process, using several analytical tools and benchmarks, to estimate a range of possible outcomes and determine the adequacy of the allowance. In connection with Wells Fargo’s acquisition of Wachovia, our methodology and processes were conformed to those of Wells Fargo. Below is more information on Wells Fargo’s process to determine the adequacy of the allowance for loan losses.

While we attribute portions of the allowance to specific loan categories as part of our analytical process, the entire allowance may be used to absorb credit losses inherent in the total loan portfolio. For purposes of determining the allowance for credit losses, we pool loans by product type or business unit to achieve greater precision.

To measure estimated losses inherent in consumer loans, we use loss models and other quantitative, mathematical techniques to forecast losses. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio. We use both internally developed and vendor supplied loss models. These models are independently validated and are reviewed by corporate credit personnel to ensure that the theory, assumptions, data, computational processes, reporting and end-user controls of the models are appropriate and well documented. In addition, regulatory examiners review and perform detailed tests of the Wells Fargo allowance processes. Forecasted losses are compared with actual losses and this information is used by management in order to develop an allowance that management believes adequate to cover losses inherent in the loan portfolio as of the reporting date.

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

No single statistic or measurement determines the adequacy of the allowance. For more information on the process to determine the adequacy of the allowance for loan losses please refer to the Wells Fargo 2008 Annual Report on Form 10-K.

For more information on the previously used Wachovia estimation process, please refer to Wachovia Funding’s 2008 Annual Report on Form 10-K.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the six months ended June 30, 2009 and 2008.

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

2009 to 2008 Six Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $348.4 million and $211.3 million in the first half of 2009 and 2008, respectively. This increase was driven by lower dividends on preferred stock, lower provision for credit losses, higher net interest income, lower management fees and lower income tax expense. These were partially offset by higher loan servicing costs and lower gains on interest rate swaps.

Interest Income.    Interest income of $572.1 million in the first half of 2009 increased $7.0 million, or 1%, compared with the first half of 2008. Higher average interest-earning assets more than offset decreases in interest rates compared with the same period one year ago. The average interest rate on total interest-earning assets was 6.13% in the first half of 2009 compared with 6.34% in the first half of 2008 which reflects the impact of a lower interest rate environment in 2009.

Average home equity loans increased $1.8 billion to $14.3 billion compared with the first half of 2008 while average commercial loans decreased $619.6 million to $2.3 billion in the same period due to pay-downs. In the first half of 2009, interest income included $52.3 million from the amortization of discounts on purchased loans primarily driven by an acceleration of amortization from repayment of loans during the period. All loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $116.0 million to $704.2 million in the first half of 2009 compared with the same period one year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $20.6 million to $900 thousand in the first half of 2009 compared with the first half of 2008 driven by significantly lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2009 and 2008, are presented below.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate
Commercial loans	$2,347,483	27,199	2.34%	$2,967,048	71,157	4.82%
Home equity loans	14,276,751	528,375	7.46	12,496,073	449,324	7.23
Residential mortgages	704,198	15,581	4.43	820,231	23,090	5.63
Interest-bearing deposits in banks and other earning assets	1,486,623	900	0.12	1,631,165	21,478	2.65

Total interest-earning assets	$18,815,055	572,055	6.13%	$17,914,517	565,049	6.34%

Interest Expense.    Interest expense, which primarily relates to interest expense paid on our line of credit with the Bank, decreased to $232 thousand in the first half of 2009 compared with $4.8 million in the first half of 2008 primarily reflecting a significantly lower rate environment in the first half of 2009 compared with the same period one year ago. The line of credit with the Bank averaged $264.9 million in the first half of 2009 compared with $306.2 million in the first half of 2008. At June 30, 2009, there was no outstanding balance under the line of credit with the Bank as our borrowings were paid in full during the second quarter of 2009.

Provision for Credit Losses.    The provision for credit losses was $93.2 million in the first half of 2009 compared with $150.8 million in the first six months of 2008. The decrease in the provision for credit losses resulted from the application of American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), which offset credit deterioration in the non SOP 03-3 portfolio. Please refer to Note 1 to Notes to Consolidated Financial Statements for more information on loans accounted for under SOP 03-3 and the “—Balance Sheet Analysis” section for information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $1.7 million in the first half of 2009 compared with a gain of $3.0 million in the first half of 2008. The lower gain in 2009 primarily reflects a lower magnitude of interest rate decreases in the first half of 2009 compared with the first half of 2008. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $217 thousand and $3.9 million in the first half of 2009 and 2008, respectively.

Loan Servicing Costs.    Loan servicing costs increased $2.3 million to $34.0 million in the first half of 2009 which reflects the impact of reinvesting pay-downs in home equity loans which have a higher servicing fee compared to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans.

Management Fees.    Management fees were $5.8 million in the first half of 2009 compared with $11.9 million in the first half of 2008. Management fees represent reimbursements to the Bank for general overhead expenses paid on our behalf. In 2009, an affiliate is assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense. For 2008, monthly management fees were assessed to affiliates with over $10 million in qualifying assets. If an affiliate qualified for an allocation, the affiliate was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first half of 2009 and 2008, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $2.6 million in the first half of 2009 compared with $5.3 million in the first half of 2008. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense in the six months 2009 was driven by a lower gain on interest rate swaps and lower interest income on cash invested in overnight eurodollar deposits driven by lower short-term interest rates in the first half of 2009.

Summary Results of Operations for the Three Months Ended June 30, 2009 and 2008

Net income available to common stockholders increased to $150.8 million in second quarter 2009 compared with $59.5 million in second quarter 2008. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $18.2 million to $293.9 million in second quarter 2009 compared with second quarter 2008 driven primarily by higher average interest-earning assets. The average interest rate received on total interest-earning assets was 6.29% in second quarter 2009 compared with 6.26% in the same quarter one year ago. Average total loans increased $1.1 billion in second quarter 2009 compared with second quarter 2008. Average home equity loans increased $1.8 billion to $14.3 billion compared with second quarter 2008 while average commercial loans decreased $618.9 million to $2.3 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans. Average residential mortgages decreased $113.4 million to $690.0 million compared with second quarter 2008. Interest income on cash invested in overnight eurodollar deposits decreased $8.3 million in second quarter 2009 compared with the same period last year driven by lower short-term interest rates in 2009.

Provision for credit losses was $79.3 million in second quarter 2009 compared with $125.2 million in second quarter 2008. The higher expense in second quarter 2008 was driven by an update to our loss estimation process for home equity loans which was based on observed credit trends within our loan portfolio and in the market.

Interest rate swaps were a gain of $328 thousand in second quarter 2009 compared with a loss of $5.2 million in second quarter 2008. Included in interest rate swaps was expense associated with the derivative cash collateral received of $106 thousand and $1.5 million in second quarter 2009 and 2008, respectively. The gain in second quarter 2009, compared to a loss in second quarter 2008, primarily reflects a higher magnitude of rate decreases in second quarter 2009 compared with the year ago quarter.

Loan servicing costs increased by $792 thousand to $16.6 million in second quarter 2009 compared with second quarter 2008 reflecting higher average residential loans balances. Management fees of $2.7 million in second quarter 2009 decreased from $7.1 million in second quarter 2008 primarily reflecting the Bank’s decreased allocable expense base.

Income tax expense was an expense of $1.4 million in second quarter 2009 compared with a benefit of $101 thousand in second quarter 2008. The benefit in second quarter 2008 was driven by lower interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago and the impact of higher losses on interest rate swaps in second quarter 2008.

Balance Sheet Analysis

June 30, 2009 to December 31, 2008

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.5 billion at June 30, 2009, compared with $18.8 billion at December 31, 2008. Net loans were 90% of total assets at June 30, 2009, compared to 93% at December 31, 2008.

Loans.    Net loans decreased $738.3 million to $16.7 billion at June 30, 2009, compared with December 31, 2008, primarily reflecting an increase in home equity loans resulting from $1.3 billion in reinvestments offset by pay-downs across the entire portfolio. At June 30, 2009, and at December 31, 2008, home equity loans comprised 83% and 81% of loans, respectively, and commercial loans comprised 13% and 14% respectively. See Table 2 following “—Accounting and Regulatory Matters” for additional information related to loans.

Allowance for Loan Losses.    The allowance for loan losses increased $57.5 million from December 31, 2008, to $326.9 million at June 30, 2009. The December 31, 2008, allowance reflects a reduction of $55.6 million for the application of SOP 03-3, as described above. The reserve build was primarily driven by deterioration in economic conditions that increased projected losses in our consumer loan portfolio. Our reserve methodology relies on historical experience but also considers our current view of economic and housing market conditions. The establishment of the allowance considers credit trends, including, but not limited to growth in net charge-offs and nonaccrual loans. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio and historical loss factors by current loan grade to estimate expected losses for the commercial portfolio as of the balance sheet date.

Nonaccrual loans increased to $121.4 million at June 30, 2009, from $11.9 million at December 31, 2008. The increase was primarily related to home equity loans. Net charge-offs were $36.1 million and $28.8 million for the six months ended June 30, 2009 and 2008, respectively. This increase was also primarily related to home equity loans. The increase in nonaccrual loans and net charge-offs is primarily attributable to deterioration in home equity loans.

At June 30, 2009, the allowance for loan losses included $291.4 million for residential loans, $19.1 million for commercial loans and $16.4 million for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance. In the first half of 2009, the allowance for loan losses is based upon the Wells Fargo methodology for estimating credit losses. In connection with Wells Fargo’s acquisition of Wachovia, our methodology and processes were conformed to those of Wells Fargo. See “—Critical Accounting Policies” for more information on the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $373 thousand at June 30, 2009, compared with $570 thousand at December 31, 2008.

See Table 3 following “—Accounting and Regulatory Matters” for additional information related to the allowance for loan losses.

Interest Rate Swaps, Net.    Interest rate swaps, net were $822 thousand at June 30, 2009, and $1.3 million at December 31, 2008, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $225.4 million at June 30, 2009, compared with $167.0 million at December 31, 2008, as a result of intercompany cash transactions related to net loan pay-downs, interest receipts and funding with the Bank. The increase was due to higher pay-downs in June 2009 than occurred in December 2008.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At June 30, 2009, and at December 31, 2008, unfunded commitments to extend credit were $744.6 million and $730.8 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes, which primarily results from interest income on our loan portfolio. Such distributions may in some periods exceed net income determined under generally accepted accounting principles.

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At June 30, 2009, there were no borrowings on our line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

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

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio was comprised of approximately 18% of variable rate loans at June 30, 2009. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At June 30, 2009, approximately 82% of the loans in our portfolio had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2009, $4.8 billion, or 26% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2009, our liabilities were $81.2 million, or less than 1%, of our assets, while stockholders’ equity was $18.4 billion, or greater than 99%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

The fair value of $13.7 billion of fixed rate loans and loan participations was approximately $13.2 billion and the fair value of $3.0 billion of variable rate loans and loan participations was approximately $2.8 billion at June 30, 2009.

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

At June 30, 2009, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.61%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.97 years, weighted average receive rate of 0.61% and weighted average pay rate of 5.72% at

June 30, 2009. Since the swaps have a weighted average maturity of 2.97 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at June 30, 2009.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $3.6 million or $7.3 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $3.5 million or $7.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

As of June 30, 2009, there were no borrowings on our line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.2 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative generally accepted accounting principles (GAAP) in the United States for companies to use in the preparation of their financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The Codification includes guidance that has been issued by the FASB, Emerging Issues Task Force (EITF), and the SEC. All guidance contained in the Codification carries the same level of authority and will supersede all existing non-SEC accounting and reporting standards. Any accounting literature that is non-SEC and has not been grandfathered will become nonauthoritative. FAS 168 is effective for us in third quarter 2009. This standard will change our disclosures as references to existing accounting literature will be updated to reflect the Codification. However, the adoption of FAS 168 will not affect our consolidated financial statements.

FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, modifies the guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard eliminates the concept of qualifying special purpose entities (“QSPEs”) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. FAS 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. FAS 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.

FAS 167, Amendments to FASB Interpretation No. 46(R), amends several key provisions contained in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R). First, the scope of FAS 167 includes entities that were formerly designated as QSPEs under FAS 140. Second, FAS 167 changes the approach companies use to identify the variable interest entities (“VIEs”) for which they are deemed to be the primary beneficiary and are required to consolidate. Under FIN 46(R), the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. FAS 167 is effective for us as of January 1, 2010, and applies to all existing QSPEs and VIEs, and VIEs created after the effective date.

Table 1 PERFORMANCE AND DIVIDEND PAYOUT RATIOS
	Six Months Ended June 30,
	2009	2008
RATIOS	(Successor )	(Predecessor )
Return on average assets	4.65%	3.98
Return on average stockholders’ equity	4.73	4.06
Average stockholders’ equity to average assets	98.31	97.94
Dividend payout ratio	127.81%	140.99

Table 2 LOANS
(In thousands)	June 30, 2009	December 31, 2008
	(Successor)	(Successor)
COMMERCIAL
Commercial and commercial real estate	$2,202,444	2,524,032

RESIDENTIAL LOANS
Residential mortgages	673,549	742,500
Home equity loans	13,867,222	14,214,973

Total loans	16,743,215	17,481,505
Unearned income	55	—

Total loans, net of unearned income	$16,743,160	17,481,505

Table 3 LOAN LOSSES AND RECOVERIES
	Six Months Ended June 30,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$269,343	93,095
Provision for credit losses	93,423	150,971
Allowance relating to loans sold	—	(160)
Allowance refinement related to business combinations (SOP 03-3 loans) (1)	160	—
Net charge-offs	(36,061)	(28,795)

Balance, end of period	$326,865	215,111

as a % of loans, net	1.95%	1.37

as a % of nonaccrual loans	269%	393

LOAN LOSSES
Commercial and commercial real estate loans	$10	21
Residential mortgages	1,266	529
Home equity loans	36,510	28,635

Total loan losses	37,786	29,185

LOAN RECOVERIES
Commercial and commercial real estate loans	—	135
Residential mortgages	122	1
Home equity loans	1,603	254

Total loan recoveries	1,725	390

Net charge-offs	$36,061	28,795

Total net charge-offs as a % of average loans, net	0.42%	0.35

(1) The allowance for loan losses excludes the allowance related to SOP 03-3 loans. Further information on SOP 03-3 is presented in Note 1 to Notes to Consolidated Financial Statements.

Table 4 NONACCRUAL LOANS(1)
(In thousands)	June 30, 2009	December 31, 2008
	(Successor)	(Successor)
Commercial and commercial real estate loans	$1,727	—
Residential mortgages	13,027	6,359
Home equity loans	106,655	5,522

Total nonaccrual loans	$121,409	11,881

as a % of loans, net	0.73%	0.07

Accruing loans past due 90 days or more	$51,543	53,575

(1) Excludes loans that are accounted for under SOP 03-3.

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Six Months Ended June 30,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$570	488
Provision for credit losses	(202)	(191)
Allowance refinement related to business combinations	5	—

Balance, end of period	$373	297

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Wachovia Funding held its annual meeting of shareholders on May 11, 2009. At the annual meeting, the only item voted upon by Wachovia Funding shareholders entitled to vote at the meeting was to elect our directors for a one-year term. The following sets forth the number of votes cast “for” and “withheld” with respect to each of the nominees for director:

Name	For	Withheld
James E. Alward	106,929,011	58,439
Charles F. Jones	106,931,404	56,045
Mark C. Oman	106,816,433	171,017

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)    Exhibits.

Exhibit No.	Description

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wells Fargo & Company and Wachovia Corporation Supplementary Consolidating Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

Date: August 13, 2009