Form 10-Q
period 2009-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2009-11-13
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, there were 99,999,900 shares of the registrant’s common stock outstanding.

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

These forward-looking statements include, among others, statements with respect to Wachovia Funding’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia Funding, including without limitation, (i) statements regarding certain of Wachovia Funding’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (ii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia Funding’s control). The following factors, among others, could cause Wachovia Funding’s financial performance to differ materially from that expressed in such forward-looking statements:

•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;

•	the extent of our success in our loan modification efforts;

•

the adequacy of our allowance for credit losses, especially if credit markets, housing prices and unemployment do not stabilize or improve, and the effects on our financial results and condition of increases in loan charge-offs, the allowance for credit losses and related provision expense;

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2009 and December 31, 2008

(In thousands, except share data)	September 30, 2009	December 31, 2008
	(Successor)	(Successor)
ASSETS
Cash and cash equivalents	$1,723,418	1,358,129
Loans, net of unearned income	16,817,540	17,481,505
Allowance for loan losses	(317,336)	(269,343)

Loans, net	16,500,204	17,212,162

Interest rate swaps, net	1,183	1,273
Accounts receivable—affiliate, net	164,902	167,004
Other assets	86,451	98,347

Total assets	$18,476,158	18,836,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	—	170,000
Deferred income tax liabilities	51,610	62,129
Other liabilities	27,796	18,758

Total liabilities	79,406	250,887

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2009 and 2008	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2009 and 2008	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2009 and 2008	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2009 and 2008	1,000	1,000
Paid-in capital	18,564,657	18,584,285
Retained earnings (deficit)	(169,648)	—

Total stockholders’ equity	18,396,752	18,586,028

Total liabilities and stockholders’ equity	$18,476,158	18,836,915

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data and average shares)	2009	2008	2009	2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Interest income	$314,386	296,134	886,441	861,183
Interest expense	148	961	380	5,799

Net interest income	314,238	295,173	886,061	855,384
Provision for credit losses	48,321	36,325	141,542	187,105

Net interest income after provision for credit losses	265,917	258,848	744,519	668,279

Other income
Gain on interest rate swaps	1,853	1,586	3,530	4,548
Other income	321	150	759	569

Total other income	2,174	1,736	4,289	5,117

Noninterest expense
Loan servicing costs	15,750	16,552	49,757	48,273
Management fees	2,797	1,150	8,596	13,008
Other expense	1,754	647	2,760	1,757

Total noninterest expense	20,301	18,349	61,113	63,038

Income before income tax expense	247,790	242,235	687,695	610,358
Income tax expense	856	2,365	3,422	7,669

Net income	246,934	239,870	684,273	602,689
Dividends on preferred stock	34,975	63,688	123,921	215,225

Net income available to common stockholders	$211,959	176,182	560,352	387,464

Per common share data
Basic earnings	$2.12	1.76	5.60	3.87
Diluted earnings	$2.12	1.76	5.60	3.87
Average shares
Basic	99,999,900	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2007 (Predecessor)	$743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	602,689	602,689
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.98 per share	—	—	—	(39,269)	(39,269)
Series C preferred securities at $31.92 per share	—	—	—	(135,136)	(135,136)
Series D preferred securities at $42.50 per share				(39)	(39)
Common stock at $5.20 per share	—	—	—	(520,000)	(520,000)

Balance, September 30, 2008 (Predecessor)	$743	1,000	17,467,786	241,677	17,711,206

Balance, December 31, 2008 (Successor)	$743	1,000	18,584,285	—	18,586,028
Net income	—	—	—	684,273	684,273
Cash dividends
Series A preferred securities at $1.36 per share	—	—	—	(40,781)	(40,781)
Series B preferred securities at $0.55 per share	—	—	—	(21,824)	(21,824)
Series C preferred securities at $14.47 per share	—	—	—	(61,277)	(61,277)
Series D preferred securities at $42.50 per share	—	—	—	(39)	(39)
Common stock at $7.30 per share	—	—	—	(730,000)	(730,000)
Changes incident to business combinations	—	—	(19,628)	—	(19,628)

Balance, September 30, 2009 (Successor)	$743	1,000	18,564,657	(169,648)	18,396,752

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2009 and 2008

(In thousands)	2009	2008
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$684,273	602,689
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for credit losses	141,542	187,105
Deferred income tax benefit	(10,530)	(8,488)
Gain on interest rate swaps	(3,829)	(9,772)
Accounts receivable—affiliate, net	5,145	17,084
Other assets and other liabilities, net	21,028	7,032

Net cash provided by operating activities	837,629	795,650

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Purchases of loans	(2,355,966)	(2,316,612)
Loan pay-downs	2,903,713	2,820,605
Interest rate swaps	35,523	35,523

Net cash provided by investing activities	583,270	539,516

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	(170,000)	(300,000)
Collateral held on interest rate swaps	(31,604)	(23,538)
Cash dividends paid	(854,006)	(735,225)

Net cash used by financing activities	(1,055,610)	(1,058,763)

Increase in cash and cash equivalents	365,289	276,403
Cash and cash equivalents, beginning of year	1,358,129	1,394,729

Cash and cash equivalents, end of period	$1,723,418	1,671,132

CASH PAID FOR
Income taxes	$10,000	13,000
NONCASH ITEMS
Dividends payable to affiliates	(85)	—
Loan payments, net, settled through accounts receivable/payable—affiliate, net	$(3,043)	43,218

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009 and December 31, 2008

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

As a result of the Wells Fargo acquisition of Wachovia, under purchase accounting, the assets and liabilities of Wachovia Funding were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and post-acquisition periods reflecting purchase accounting are labeled “successor”.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited consolidated financial statements of Wachovia Funding include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and results of operations as of and for the three and nine months ended September 30, 2009, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to Wachovia Funding’s 2008 Annual Report on Form 10-K for additional information related to Wachovia Funding’s audited consolidated financial statements for the three years ended December 31, 2008, including the related notes to consolidated financial statements.

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP for companies to use in the preparation of their financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted the Codification, as required, in third quarter 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Accounting Standards Codification (“ASC”) structure. References to superseded authoritative literature are shown parenthetically under “New Accounting Standards” within this Note.

BUSINESS COMBINATIONS

As a result of the December 31, 2008, Wells Fargo acquisition of Wachovia, the assets and liabilities of Wachovia Funding were adjusted to their respective acquisition date fair values. Certain loans acquired from Wachovia had evidence of deterioration in credit quality since origination, and it was probable at the date of acquisition that we would not collect all contractual principal and interest. These loans are accounted for using the measurement provisions for purchased credit-impaired (“PCI”) loans, which are contained in the Receivables topic (FASB ASC 310) of the Codification and were previously referred to as “SOP 03-3” loans. In accordance with the accounting guidance for PCI loans, no allowance for loan losses was carried over or initially recorded. At December 31, 2008, Wachovia Funding’s purchase accounting adjustments totaled $963.2 million and included a net increase of $907.1 million to loans, a reduction of $55.6 million to the allowance for loan losses related to PCI loans, an increase of $0.8 million to other assets, and an increase of $0.3 million to other liabilities. There was no goodwill recorded for Wachovia Funding in relation to the acquisition; the net purchase accounting adjustments were recorded as a net increase of $963.2 million in paid-in capital. The net adjustment to loans included a decrease for PCI loans.

Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, refined our purchase accounting adjustments. During the first nine months of 2009, Wachovia Funding’s December 31, 2008, purchase accounting adjustments were revised by $19.6 million and included a decrease of $19.3 million to loans. These refinements to the initial December 31, 2008, purchase accounting adjustments of $963.2 million resulted in revised total purchase accounting adjustments of $943.6 million.

At September 30, 2009 and December 31, 2008, the carrying value of PCI loans was $178.5 million and $235.1 million, respectively. As a result of accretion, the balance of the accretable yield for PCI loans declined $5.4 million, from $21.6 million at December 31, 2008 to $16.2 million at September 30, 2009. At September 30, 2009 and December 31, 2008, PCI loans had an unpaid principal balance of $250.4 million and $410.9 million, respectively. The nonaccretable difference declined $114.1 million from December 31, 2008 to September 30, 2009, related primarily to the recognition of losses from loan resolutions and write-downs. At September 30, 2009, the allowance for loan losses included $87 thousand related to PCI loans.

NEW ACCOUNTING STANDARDS

In first quarter 2009, we adopted new guidance related to the following Codification topics:

•	FASB ASC 815-10, Derivatives and Hedging (FAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133);

•	FASB ASC 810-10, Consolidation (FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51); and

•

FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).

In second quarter 2009, we adopted new guidance related to the following Codification topics:

•	FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and

•	FASB ASC 855-10, Subsequent Events (FAS 165, Subsequent Events).

In third quarter 2009, we adopted new guidance related to the following Codification topic:

•

FASB ASC 105-10, Generally Accepted Accounting Principles (FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162).

Our adoption of the Codification in third quarter 2009 is discussed earlier in this section. The remaining pronouncements are described in more detail below.

FASB ASC 815-10 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted this pronouncement for first quarter 2009 reporting. See Note 3 in this Report for disclosures on derivatives and hedging activities. This standard does not affect our consolidated financial statements since it amends only the disclosure requirements for derivative instruments and hedged items.

FASB ASC 810-10 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to our adoption of this standard, noncontrolling interests were classified in liabilities or between liabilities and equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. This guidance was effective for us on January 1, 2009. Adoption of the new accounting treatment prescribed for noncontrolling interests was not material to Wachovia Funding.

FASB ASC 820-10 addresses measuring fair value in situations where markets are inactive and transactions are not orderly. The guidance acknowledges that in these circumstances quoted prices may not be determinative of fair value, however, even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this pronouncement, many companies, including Wachovia Funding, interpreted accounting guidance on fair value measurements to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions, and therefore could have increased frequency of transactions that are not orderly. Under the provisions of this standard, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, we note there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The Fair Value Measurements and Disclosures topic of the Codification does not prescribe a specific method for adjusting price quotes, however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value measurement and the weight given is based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly. Adoption of this pronouncement did not affect our consolidated financial results.

FASB ASC 825-10 states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. See Note 4 in this Report for related disclosures on financial instruments. Because the new provisions of FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, the adoption of this pronouncement does not affect our consolidated financial statements.

FASB ASC 855-10 describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. Companies are also required to disclose the date through which management has evaluated subsequent events, which for public companies is the date that financial statements are issued. The requirements for disclosing subsequent events were effective in second quarter 2009 with prospective application. Our adoption of this standard did not have a material impact on our consolidated financial statements.

LOANS

Loans include assets Wachovia Funding purchases from the Bank at fair value. While these transfers represent legal sales by the Bank, the Bank may not record the transfers as sales under GAAP because of its direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At September 30, 2009, the outstanding balance of these loans purchased from the Bank amounted to $13.1 billion.

ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

In 2009, the allowance for credit losses is based upon the Wells Fargo methodology for estimating credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses and reserve for unfunded lending commitments (collectively, the “allowance for credit losses”) are maintained at levels that are adequate to absorb probable losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements. See “—Critical Accounting Policies” beginning on page 16 of this Report for information on the Wells Fargo process to determine the adequacy of the allowance for loan losses.

SUBSEQUENT EVENTS

We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2009, and through November 13, 2009, which is the date we issued our financial statements. During this period, there have been no material events that would require recognition in our third quarter 2009 consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements.

NOTE 2:     FAIR VALUE MEASUREMENTS

Wachovia Funding adopted accounting provisions for fair value measurements on January 1, 2008, which established a framework for measuring fair value and expanded disclosures about fair value measurements. Under the fair value framework, fair value measurements must reflect assumptions market participants would use in pricing an asset or liability.

The accounting guidance for fair value measurement is included in FASB ASC 820, Fair Value Measurements and Disclosures, which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market. If there is no principal market, an entity should use the most advantageous market for the specific asset or liability at the measurement date (referred to as an exit price). FASB ASC 820 also includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. In accordance with fair value measurement accounting requirements, Wachovia Funding is to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009, for each of the fair value hierarchy levels.

	September 30, 2009
	(Successor)
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	712,719	—	(711,536)	1,183

Total assets at fair value	$ —	712,719	—	(711,536)	1,183

LIABILITIES
Interest rate swaps	$ —	503,224	—	(503,224)	—

Total liabilities at fair value	$ —	503,224	—	(503,224)	—

(a)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of September 30, 2009, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

NOTE 3:    DERIVATIVES

By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, master netting arrangements and collateral, where appropriate. Derivatives balances and related cash collateral amounts are shown net in the balance sheet as long as they are subject to master netting agreements and meet the criteria for net presentation in accordance with FASB ASC 815, Derivatives and Hedging. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments as prescribed in FASB ASC 815 were:

	September 30, 2009 (Successor)			December 31, 2008 (Successor)
	Fair value			Fair value
(In thousands)	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	712,719	503,224	8,200,000	775,768	534,578
Netting (1)		(711,536)	(503,224)		(774,495)	(534,578)

Total		$1,183	—		1,273	—

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statements of income related to derivatives not designated as hedging instruments for the first nine months of 2009 were $3.5 million.

NOTE 4:	CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at September 30, 2009, and December 31, 2008, is presented below.

	September 30, 2009 (Successor)		December 31, 2008 (Successor)
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$1,723,418	1,723,418	1,358,129	1,358,129
Loans, net of unearned income and allowance for loan losses (a)	16,500,204	16,427,304	17,212,162	17,212,162
Interest rate swaps, net (b)	1,183	1,183	1,273	1,273
Accounts receivable—affiliates, net	164,902	164,902	167,004	167,004
Other financial assets	$83,788	83,788	90,882	90,882

FINANCIAL LIABILITIES
Line of credit with affiliate	—	—	170,000	170,000
Other financial liabilities	$23,746	23,746	16,666	16,666

(a)	The fair values of loans at December 31, 2008, reflects the values assigned in purchase accounting as a result of the Wells Fargo acquisition of Wachovia.
(b)	Interest rate swaps are reported net of cash collateral received of $208.3 million and $239.9 million at September 30, 2009, and December 31, 2008, respectively, pursuant to the accounting requirements for net presentation as prescribed in FASB ASC 815. See Note 3 for additional information on derivatives.

Wachovia Funding does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values as required by FASB ASC 825, Financial Instruments. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value.

The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

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

To measure estimated losses inherent in consumer loans, we use loss models and other quantitative, mathematical techniques to forecast losses. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio. We use both internally developed and vendor supplied loss models. These models are validated and are reviewed by corporate credit personnel to ensure that the theory, assumptions, data, computational processes, reporting and end-user controls of the models are appropriate and well documented. In addition, regulatory examiners review and perform detailed tests of the Wells Fargo allowance processes. Forecasted losses are compared with actual losses and this information is used by management in order to develop an allowance that management believes adequate to cover losses inherent in the loan portfolio as of the reporting date.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “residential loans” includes home equity loans and residential mortgages and the term “commercial loans” includes commercial and commercial real estate loans. See Table 1 following “—Accounting and Regulatory Matters” for certain performance and dividend payout ratios for the nine months ended September 30, 2009 and 2008.

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

On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and post-acquisition periods reflecting purchase accounting are labeled “successor”. Refer to Note 1 to Notes to Consolidated Financial Statements in this Report for further information.

2009 to 2008 Nine Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $560.4 million and $387.5 million in the first nine months of 2009 and 2008, respectively. This increase was attributable to lower dividends on preferred stock, lower provision for credit losses, higher net interest income, lower management fees and lower income tax expense. These were partially offset by higher loan servicing costs and lower gains on interest rate swaps.

Interest Income.    Interest income of $886.4 million in the first nine months of 2009 increased $25.3 million, or 3%, compared with the first nine months of 2008. Higher average interest-earning assets more than offset decreases in interest rates compared with the same period a year ago. The average interest rate on total interest-earning assets was 6.29% in the first nine months of 2009 compared with 6.42% in the first nine months of 2008 which reflects the impact of a lower interest rate environment in 2009.

Average home equity loans increased $1.4 billion to $14.0 billion compared with the first nine months of 2008 while average commercial loans decreased $634.8 million to $2.3 billion in the same period due to pay-downs. In the first nine months of 2009, interest income included $93.4 million from the amortization of discounts on purchased loans primarily driven by an acceleration of amortization from repayment of loans during the period. All loan pay-downs were reinvested in home equity loans and residential mortgages. Average residential mortgages increased $223.7 million to $1.0 billion in the first nine months of 2009 compared with the same period a year ago. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $27.9 million to $1.1 million in the first nine months of 2009 compared with the first nine months of 2008, driven by significantly lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Governance and Administration” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2009 and 2008, are presented below.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate
Commercial loans	$2,272,754	44,689	2.63%	$2,907,595	100,991	4.64%
Home equity loans	14,005,766	786,898	7.51	12,610,795	698,929	7.40
Residential mortgages	1,028,351	53,751	6.97	804,677	32,282	5.35
Interest-bearing deposits in banks and other earning assets	1,521,735	1,103	0.10	1,592,081	28,981	2.43

Total interest-earning assets	$18,828,606	886,441	6.29%	$17,915,148	861,183	6.42%

Interest Expense.    Interest expense, which primarily relates to interest expense paid on our line of credit with the Bank, decreased to $380 thousand in the first nine months of 2009 compared with $5.8 million in the first nine months of 2008 primarily reflecting a significantly lower rate environment in the first nine months of 2009 compared with the same period one year ago. The line of credit with the Bank averaged $281.8 million in the first nine months of 2009 compared with $271.9 million in the first nine months of 2008. At September 30, 2009, there was no outstanding balance under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was $141.5 million in the first nine months of 2009 compared with $187.1 million in the first nine months of 2008. The decrease in the provision for credit losses resulted from the accounting for purchased credit-impaired (“PCI”) loans, which offset credit deterioration in the non-impaired portfolio. Please refer to Note 1 to Notes to Consolidated Financial Statements for more information on PCI loans and the “—Balance Sheet Analysis” section for information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $3.5 million in the first nine months of 2009 compared with a gain of $4.5 million in the first nine months of 2008. The lower gain in 2009 primarily reflects a lower magnitude of interest rate decreases in the first nine months of 2009 compared with the first nine months of 2008. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $299 thousand and $5.2 million in the first nine months of 2009 and 2008, respectively.

Loan Servicing Costs.    Loan servicing costs increased $1.5 million to $49.8 million in the first nine months of 2009 which reflects the impact of reinvesting pay-downs in additional purchases of residential loans. Home equity loans have a higher servicing fee compared to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loans, the monthly fee is equal to the outstanding principal balance of each loan multiplied by 0.50% per annum. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by 0.025% per annum.

Management Fees.    Management fees were $8.6 million in the first nine months of 2009 compared with $13.0 million in the first nine months of 2008, reflecting a decrease in the allocable expense base. Management fees represent reimbursements to the Bank for general overhead expenses paid on our behalf. In 2009, an affiliate is assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense. For 2008, monthly management fees were assessed to affiliates with over $10 million in qualifying assets. If an affiliate qualified for an allocation, the affiliate was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties. In the first nine months of 2009 and 2008, these costs were not significant.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $3.4 million in the first nine months of 2009 compared with $7.7 million in the first nine months of 2008. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense in the nine months 2009 was driven by a lower gain on interest rate swaps and lower interest income on cash invested in overnight eurodollar deposits driven by lower short-term interest rates in the first nine months of 2009.

Summary Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net income available to common stockholders increased to $212.0 million in third quarter 2009 compared with $176.2 million in third quarter 2008. The majority of income for both quarters was earned from interest on commercial loans, home equity loans and residential mortgages. Net interest income increased $19.1 million to $314.2 million in third quarter 2009 compared with third quarter 2008 driven primarily by higher average interest-earning assets. The average interest rate received on total interest-earning assets was 6.62% in third quarter 2009 compared with 6.58% in the same quarter one year ago. Average total loans increased $862.8 million in third quarter 2009 compared with third quarter 2008. Average home equity loans increased $634.9 million to $13.5 billion compared with third quarter 2008 while average commercial loans decreased $664.2 million to $2.1 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in home equity loans and residential mortgages. Average residential mortgages increased $892.2 million to $1.7 billion compared with third quarter 2008. Interest income on cash invested in overnight eurodollar deposits decreased $7.3 million in third quarter 2009 compared with the same period last year driven primarily by lower short-term interest rates in 2009.

Provision for credit losses was $48.3 million in third quarter 2009 compared with $36.3 million in third quarter 2008. The higher expense in third quarter 2009 was driven primarily by higher net charge-offs on home equity loans related to deterioration in economic conditions that increased projected losses.

Interest rate swaps were a gain of $1.9 million in third quarter 2009 compared with a gain of $1.6 million in third quarter 2008. Included in interest rate swaps was expense associated with the derivative cash collateral received of $82 thousand and $1.3 million in third quarter 2009 and 2008, respectively. The higher gain in third quarter 2009, compared to third quarter 2008, primarily reflects a higher magnitude of rate decreases in third quarter 2009 compared with the year ago quarter.

Loan servicing costs decreased by $802 thousand to $15.8 million in third quarter 2009 compared with third quarter 2008. Management fees of $2.8 million in third quarter 2009 increased from $1.2 million in third quarter 2008.

Income tax expense was $856 thousand in third quarter 2009 compared with $2.4 million in third quarter 2008. The higher expense in third quarter 2008 was driven primarily by higher interest income on cash invested in overnight eurodollar deposits compared with the same period one year ago.

Balance Sheet Analysis

September 30, 2009 to December 31, 2008

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.5 billion at September 30, 2009, compared with $18.8 billion at December 31, 2008. Net loans were 91% of total assets at September 30, 2009, compared to 93% at December 31, 2008.

Loans.    Net loans decreased $664.0 million to $16.8 billion at September 30, 2009, compared with December 31, 2008, primarily reflecting an increase in home equity loan and residential mortgage reinvestments, more than offset by pay-downs across the entire portfolio. At September 30, 2009, and at December 31, 2008, home equity loans represented 78% and 81% of loans, respectively, commercial loans represented 12% and 15%, respectively, and residential mortgages represented 10% and 4%, respectively.

Allowance for Loan Losses.    The allowance for loan losses increased $48.0 million from December 31, 2008, to $317.3 million at September 30, 2009. The December 31, 2008, allowance reflects a reduction of $55.6 million due to the accounting for PCI loans, as described above. The 2009 reserve build was primarily driven by deterioration in economic conditions that increased projected losses in our consumer loan portfolio. Our reserve methodology relies on historical experience but also considers our current view of economic and housing market conditions. The establishment of the allowance considers credit trends, including, but not limited to growth in net charge-offs and nonaccrual loans. We use forecasted losses as a measure of probable inherent losses in the consumer portfolio and historical loss factors by current loan grade to estimate expected losses for the commercial portfolio as of the balance sheet date.

Nonaccrual loans increased to $158.6 million at September 30, 2009, from $11.9 million at December 31, 2008. The increase was primarily related to home equity loans. The rate of nonaccrual loan growth has been somewhat increased by the effect of accounting for substantially all of the nonaccrual loans as PCI loans at year-end 2008. This purchase accounting resulted in reclassifying nonaccruing loans to accruing status, resulting in a reduced level of nonaccrual loans. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off or are no longer classified as nonaccrual because they return to accrual status. The impact of purchase accounting on nonaccrual loan data should diminish over time. Net charge-offs were $93.9 million and $50.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in nonaccrual loans and net charge-offs is primarily attributable to deterioration in home equity loans. The increase in home equity loan losses also reflects the fact that charge-offs are just now coming through the portfolio, after having eliminated nonaccruals through purchase accounting at the end of 2008.

Total residential loan troubled debt restructurings (“TDRs”) amounted to $106.3 million at September 30, 2009, compared with $85.4 million at June 30, 2009. At September 30, 2009 and June 30, 2009, nonaccruing TDRs were $1.4 million and $401 thousand, respectively. We consider a loan to be impaired under the loan impairment provisions contained in FASB ASC 310-10 (FAS 114) when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When a loan is restructured in a TDR, an impairment reserve is established in accordance with FASB ASC 310-10.

We have increased loan modifications and restructurings to assist homeowners in the current difficult economic cycle. For residential loans that have been modified, if the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status until the borrower has made six consecutive contractual payments. We strive to identify troubled loans and work with a customer to modify to more affordable terms before their loan reaches nonaccrual status.

At September 30, 2009, the allowance for loan losses included $285.5 million for residential loans, $15.9 million for commercial loans and $15.9 million for imprecision or uncertainty that incorporates the range of probable outcomes inherent in estimates used for the allowance. In the first nine months of 2009, the allowance for loan losses is based upon the Wells Fargo methodology for estimating credit losses. In connection with Wells Fargo’s acquisition of Wachovia, our methodology and processes were conformed to those of Wells Fargo. See “—Critical Accounting Policies” for more information on the allowance for loan losses.

The reserve for unfunded lending commitments, which is included in other liabilities, was $433 thousand at September 30, 2009, compared with $570 thousand at December 31, 2008.

See tables following “—Accounting and Regulatory Matters” for additional information related to loans, loan losses and recoveries, nonaccrual loans, and the reserve for unfunded lending commitments.

Interest Rate Swaps, Net.    Interest rate swaps, net were $1.2 million at September 30, 2009, and $1.3 million at December 31, 2008, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliate, Net.    Accounts receivable from affiliate, net was $164.9 million at September 30, 2009, compared with $167.0 million at December 31, 2008, as a result of intercompany cash transactions related to net loan pay-downs, interest receipts and funding with the Bank.

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

Loan commitments create credit risk in the event the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. At September 30, 2009, and at December 31, 2008, unfunded commitments to extend credit were $758.7 million and $730.8 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as existing loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes, which primarily results from interest income on our loan portfolio. Such distributions may in some periods exceed net income determined under generally accepted accounting principles.

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At September 30, 2009, there were no borrowings on our line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

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

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Our loan portfolio included approximately 17% of variable rate loans at September 30, 2009. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. In December 2001, the Bank contributed received-fixed interest rate swaps to us in exchange for common stock. Subsequent to the contribution, we entered into pay-fixed interest rate swaps that serve as an economic hedge to the receive-fixed interest rate swaps. Currently, we do not expect to enter into additional derivative transactions, although we may enter into such transactions in the future.

At September 30, 2009, approximately 83% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2009, $4.5 billion, or 24% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2009, our liabilities were $79.4 million, or less than 1%, of our assets, while stockholders’ equity was $18.4 billion, or greater than 99%, of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

We report and account for derivative financial instruments in accordance with FASB ASC 815, Derivatives and Hedging. All of our derivatives are economic hedges and none are treated as accounting hedges. In addition, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability in our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps in our consolidated statements of income.

At September 30, 2009, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.29%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.72 years, weighted average receive rate of 0.29% and weighted average pay rate of 5.72% at September 30, 2009. Since the swaps have a weighted average maturity of 2.72 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three-month LIBOR, and they are the pay or receive rates in effect at September 30, 2009.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $3.1 million or $6.3 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $3.0 million or $6.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of residential mortgages. We pay the Bank a 0.025% per annum fee for this service on commercial loans and a 0.50% per annum fee on home equity loans. Servicing fees related to residential mortgages are negotiated when the Bank purchases loans from unrelated third parties, and are based on the purchase price of the loans. The Notes to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to the Bank’s management fee policy and are assessed monthly management fees based on our relative percentage of the Bank’s total consolidated assets and noninterest expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

As of September 30, 2009, there were no borrowings on our line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.2 billion under a revolving demand note at a rate of interest equal to the average federal funds rate.

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

FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, modifies certain guidance contained in FASB ASC 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (“QSPEs”) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. FAS 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. FAS 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. This standard is not expected to have a significant impact on our financial statements.

FAS 167, Amendments to FASB Interpretation No. 46(R), amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of FAS 167 includes entities that are currently designated as QSPEs. Second, FAS 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. FAS 167 is effective for us as of January 1, 2010, and applies to all existing QSPEs and VIEs, and VIEs created after the effective date. FAS 167 is not expected to have a significant impact on our financial statements.

Accounting Standards Update (“ASU” or “Update”) 2009-5, Measuring Liabilities at Fair Value, describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the principles of FASB ASC 820, Fair Value Measurements and Disclosures. When measuring the fair value of liabilities, the Update reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurement. In addition, the Update clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. For example, an entity should not include separate adjustments for contractual restrictions that prevent the transfer of the liability because the restriction would be factored into other inputs used in the fair value measurement of the liability. However, separate adjustments are needed in situations where the unit of account for the asset is not the same as for the liability. This guidance is effective for us in fourth quarter 2009 with adoption applied prospectively. We are currently evaluating the impact ASU 2009-5 may have on our financial statements.

Table 1 PERFORMANCE AND DIVIDEND PAYOUT RATIOS
	Nine Months Ended September 30,
	2009	2008
RATIOS	(Successor )	(Predecessor )
Return on average assets	4.82%	4.40
Return on average stockholders’ equity	4.91	4.49
Average stockholders’ equity to average assets	98.18	98.09
Dividend payout ratio	124.79%	121.99

Table 2 LOANS
(In thousands)	September 30, 2009	December 31, 2008
	(Successor)	(Successor)
COMMERCIAL
Commercial and commercial real estate	$2,058,582	2,524,032

RESIDENTIAL LOANS
Residential mortgages	1,646,990	742,500
Home equity loans	13,112,158	14,214,973

Total loans	16,817,730	17,481,505
Unearned income	190	—

Total loans, net of unearned income	$16,817,540	17,481,505

Table 3 LOAN LOSSES AND RECOVERIES
	Nine Months Ended September 30,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$269,343	93,095
Provision for credit losses	141,684	187,330
Allowance relating to loans sold	—	(237)
Allowance refinement related to business combinations (PCI loans) (1)	160	—
Net charge-offs	(93,851)	(50,033)

Balance, end of period	$317,336	230,155

as a % of loans, net	1.89%	1.43

as a % of nonaccrual loans	200%	524

LOAN LOSSES
Commercial and commercial real estate loans	$37	20
Residential mortgages	1,651	431
Home equity loans	94,727	50,123

Total loan losses	96,415	50,574

LOAN RECOVERIES
Commercial and commercial real estate loans	—	135
Residential mortgages	123	1
Home equity loans	2,441	405

Total loan recoveries	2,564	541

Net charge-offs	$93,851	50,033

Total net charge-offs as a % of average loans, net	0.73%	0.41

(1)      As a result of purchase accounting, the allowance for loan losses is not carried over for purchased credit- impaired (“PCI”) loans. Further information on PCI loans is presented in Note 1 to Notes to Consolidated Financial Statements.

Table 4 NONACCRUAL LOANS (1)
(In thousands)	September 30, 2009	December 31, 2008
	(Successor)	(Successor)
Commercial and commercial real estate loans	$4,284	—
Residential mortgages	15,653	6,359
Home equity loans	138,620	5,522

Total nonaccrual loans	$158,557	11,881

as a % of loans, net	0.94%	0.07

Accruing loans past due 90 days or more	$85,449	53,575

(1) Excludes purchased credit-impaired loans.

Table 5 RESERVE FOR UNFUNDED LENDING COMMITMENTS

	Nine Months Ended September 30,
(In thousands)	2009	2008
	(Successor)	(Predecessor)
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$570	488
Provision for (reversal of) credit losses	(142)	(225)
Allowance refinement related to business combinations	5	—

Balance, end of period	$433	263

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 3 is set forth in Item 2 under the caption “Risk Governance and Administration” and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia Funding’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia Funding maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting.    No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

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

Date: November 13, 2009