Form 10-K
period 2009-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2010-03-23
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2009, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of January 31, 2010, there were 99,999,900 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2010.	Part III-Items 10, 11, 12, 13 and 14.

Item 15.1 of Wells Fargo & Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (excluding the list of exhibits incorporated therein by reference).

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

•

the adequacy of our allowance for loan losses, especially if credit markets, housing prices and unemployment do not stabilize or improve, and the effects on our financial results and condition of increases in loan charge-offs, the allowance for loan losses and related provision expense;

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

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wachovia Bank, National Association, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, “Wells Fargo” refers to Wells Fargo & Company, and “WFBNA” refers to Wells Fargo Bank, National Association.

Item 1.    Business.

General

Wachovia Preferred Funding Corp. (“Wachovia Funding”) is a Delaware corporation, formed in July 2002, and the survivor of a merger with First Union Real Estate Asset Company of Connecticut, which was formed in 1996. As of December 31, 2009, Wachovia Funding is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”) and an indirect subsidiary of both Wells Fargo & Company, a Delaware corporation (“Wells Fargo”) and Wachovia Bank, National Association (the “Bank”). Wachovia Preferred Holding owns 99.85% of our common stock and Wells Fargo owns the remaining 0.15%. The Bank owns 99.95% of the common stock of Wachovia Preferred Holding and Wells Fargo owns the remaining 0.05%. Wachovia Preferred Holding owns 88.17% of our Series D preferred securities, while the remaining 11.83% is owned by 108 employees of Wells Fargo or its affiliates. All of these entities are subsidiaries of Wells Fargo. On March 20, 2010, the Bank merged into Wells Fargo Bank, National Association (“WFBNA”) with WFBNA as the surviving entity.

On December 31, 2008, Wells Fargo acquired Wachovia Corporation, a North Carolina corporation (“Wachovia”) by a merger of Wachovia with and into Wells Fargo. As a result of this acquisition, each outstanding share of Wachovia common stock was converted into 0.1991 shares of Wells Fargo common stock and each share of Wachovia preferred stock outstanding or reserved for issuance was converted into a share of Wells Fargo preferred stock with substantially identical terms. The acquisition did not directly affect the outstanding shares of capital stock of Wachovia Funding. However, the Wachovia Funding Series A preferred securities are now conditionally exchangeable for shares of Wells Fargo preferred stock instead of Wachovia preferred stock. Following the acquisition, all subsidiaries of Wachovia became subsidiaries of Wells Fargo. On January 2, 2009, Wells Fargo created a new legal entity, Wachovia Corporation, a Delaware corporation (“New Wachovia”), to which it contributed all former subsidiaries of Wachovia. In November 2009, in a corporate reorganization, New Wachovia was merged into Wells Fargo.

One of our subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), was formed as a Delaware corporation in 1996 and has operated as a real estate investment trust (a “REIT”) since its formation. Of the 645 shares of WREIC common stock outstanding, we own 644 shares or 99.84% and the remaining 1 share is owned by Wells Fargo. Of the 667 shares of WREIC preferred stock outstanding, we own 533.3 shares or 79.96%, 127 shares or 19.04% are owned by employees of Wells Fargo or its affiliates and 6.7 shares or 1.00% are owned by Wells Fargo.

Our other subsidiary, Wachovia Preferred Realty, LLC (“WPR”), was formed as a Delaware limited liability company in October 2002. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. We own 98.20% of the outstanding membership interests in WPR and the remaining 1.80% is owned by the Bank. Our majority ownership of WPR provides us with additional flexibility by allowing us to hold assets that earn non-qualifying REIT income while maintaining our REIT status.

Our legal and organizational structure as of December 31, 2009 is:

(1)	The Bank merged with and into WFBNA on March 20, 2010.

Our principal business objective is to acquire, hold and manage domestic mortgage assets, and other authorized investments that will generate net income for distribution to our shareholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of December 31, 2009, substantially all of our interests in mortgage and other assets that we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates. We may also acquire from time to time mortgage assets or other assets from unaffiliated third parties. Following the acquisition of Wachovia by Wells Fargo, we may also acquire such assets from WFBNA and its affiliates. Following the merger of the Bank into WFBNA on March 20, 2010, we expect to acquire substantially all of our interests in mortgage and other assets from WFBNA or an affiliate.

The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended, (the “Code”) requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage- backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code permits us to invest up to 25% of the value of a REIT’s total assets in non-real-estate-related securities as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, we have established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets to comply with the Investment Company Act. Under the Investment Company Act, the term “security” is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code also requires that not more than 20% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. Generally, the Code designation for REIT Qualified Assets is less stringent than the Investment Company Act designation for Qualifying Interests, due to the ability under the Code to treat cash and cash equivalents as REIT Qualified Assets and a lower required ratio of REIT Qualified Assets to total assets. For the tax year ended December 31, 2009, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT.

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

Commercial and Commercial Real Estate Loans

We own participation interests in commercial loans secured by non-real property such as industrial equipment, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches and farms. In addition, some of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon default. Commercial and commercial real estate loans also may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time we acquire a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.

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

Home Equity Loans

We own participation interests in home equity loans secured by a first, second or third mortgage which primarily is on the borrower’s residence. These loans typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, junior liens are repaid on an installment basis and income is accrued based on the outstanding balance of the loan. First liens are repaid on an amortizing basis. Loans currently underlying the home equity loan participations bear interest at fixed and variable rates.

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

Adjustable rate mortgage loans, or ARMs, currently consist of the following adjustable rate product types:

Conventional Various Adjustable Rate Loans:    ARMs that are fixed for one of a number of various time periods which are typically between 1 and 10 years. After the initial fixed time period, the interest adjusts in 1-month, 6-month, 12-month, 3-year and 5-year intervals with caps on the initial change and each subsequent periodic change and may be subject to maximum cap on lifetime changes. Typically, the interest is based on the same Treasury security, LIBOR index rate, or prime rate of the same time period as the adjustment period of the note, and is calculated using the margin and caps stated in the note.

Government:    An adjustable rate loan originated under a specific government agency program. Generally, the interest rate adjusts in 12-month intervals, and is based on specific requirements for date of index and calculations.

Dividend Policy

We currently expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes, which excludes capital gains. Such dividend distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (“GAAP”) due to differences in the timing of income and expense recognition for REIT taxable income determination purposes. In order to remain qualified as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders.

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, Delaware corporation law, economic conditions, tax considerations and our continued qualification as a REIT. We currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels or increase in loan loss reserves because:

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

Our policy also allows for investment in loans or assets that are not REIT Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as a REIT under the Code. In the past, we have purchased or accepted as capital contributions loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate-secured loans from the Bank or its affiliates (or WFBNA or its affiliates following the merger of the Bank into WFBNA on March 20, 2010). We may from time to time acquire loans or loan participation interests from unaffiliated third parties. We may use any proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio to acquire additional loans. Although we are not precluded from purchasing additional types of loans, loan participation interests or other assets, we anticipate that participation interests in additional loans acquired by us will be of the types described above under the heading “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy.” In addition, we will not invest in assets that are not REIT Qualified Assets if such investments would cause us to violate the requirements for taxation as a REIT under the Code.

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2009, we did not hold any mortgage-backed securities.

We currently anticipate that the Bank or its affiliates (including WFBNA or its affiliates following the merger of the Bank into WFBNA on March 20, 2010) will continue to act as servicer of any additional commercial loans that we acquire through purchase or participation interests from the Bank or its affiliates. We anticipate that any such servicing arrangement that we enter into in the future with the Bank or its affiliates (or WFBNA or its affiliates) will contain fees and other terms that most likely will be substantially equivalent to but may be more favorable to us than those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire additional loans or participation interests from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank or its affiliates. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

Credit Risk Management Policies.    For a description of our credit risk management policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. It is our intention that any agreements and transactions between us on the one hand, and the Bank or its affiliates (or WFBNA or its affiliates) on the other hand, including, without limitation, any loan participation agreements, be fair to all parties and consistent with market terms for such types of transactions. The requirement in our certificate of incorporation that certain of our actions be approved by a majority of our Independent Directors also is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will be on terms as favorable to us as could have been obtained from unaffiliated third parties.

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

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” We refer to these interests as “Qualifying Interests.” Under current interpretations by the staff of the SEC, in order to qualify for this exemption, we, among other things, must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The provisions of the Investment Company Act therefore may limit the assets that we may acquire. We have established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets to comply with these provisions.

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

Servicing

The loans currently in our portfolio are serviced by the Bank or WFBNA or their affiliates pursuant to the terms of participation and servicing agreements between the Bank or WFBNA or their affiliates and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties that are not affiliated with us or the Bank or its affiliates.

We pay the Bank or WFBNA a monthly loan servicing fee for their services under the terms of the loan participation and servicing agreements. The amount and terms of the fee are determined by mutual agreement of the Bank or WFBNA and us from time to time during the terms of the participation and servicing agreements.

Included in loan servicing costs were fees paid to the Bank or WFBNA for the years ended December 31, 2009 and 2008, of $63.0 million and $64.6 million, respectively. In both years, the monthly fee with respect to the commercial loans was equal to the total committed amount of each loan multiplied by a percentage per annum. For home equity loan products, the monthly fee was equal to the outstanding principal balance of each loan multiplied by a percentage per annum. Home equity loan products have a higher servicing fee compared to other loan products. For servicing fees related to residential mortgage products the monthly fee was equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month.

The participation and servicing agreements currently in place require the Bank or WFBNA to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank or WFBNA for transactions on their own behalf. The Bank or its affiliates or WFBNA collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates or WFBNA also provide accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank or WFBNA to dispose of any loans that are classified as nonperforming, are placed in a nonperforming status or are renegotiated due to the financial deterioration of the borrower. The Bank or WFBNA are required to pay all expenses related to the performance of their duties under the participation and servicing agreements, including any payment to their affiliates or third parties for servicing the loans.

In accordance with the terms of the commercial, commercial real estate and residential loan participation and servicing agreements currently in place, we maintain the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we may direct the Bank or WFBNA to prosecute the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank or WFBNA will remit to us the proceeds less the cost of holding and selling the foreclosure property.

To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we may also enter into servicing agreements with such unaffiliated third parties.

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to hold interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank, although we may also purchase loans from unaffiliated third parties. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, savings banks, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

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

At December 31, 2009, each of the Bank and WFBNA was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.

For more information concerning Wells Fargo, WFBNA and the Bank, please see Part IV, Item 15.1 of Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference), the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a), and the selected unaudited financial information of the Bank filed herewith as Exhibit (99)(b).

Employees

We have two executive officers and 9 additional non-executive officers. Our current executive officers are also executive officers of Wells Fargo. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, 108 employees of Wells Fargo or its affiliates, including certain of the non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 1620 East Roseville Parkway, Roseville, California 95661 (telephone number (916) 787-9090).

Available Information

Wachovia Funding does not maintain its own website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible on the SEC’s website, www.sec.gov.

Item 1A.    Risk Factors.

An investment in Wachovia Funding’s securities may involve risks due to the nature of the business we engage in and activities related to that business. The following are the most significant risks associated with that business:

As a result of the Wells Fargo acquisition of Wachovia, we may incur losses on loans that are materially greater than reflected in the fair value adjustments.

Wells Fargo accounted for the Wachovia merger under the purchase method of accounting, recording the acquired assets and liabilities at fair value based on preliminary purchase accounting adjustments. Wachovia Funding also recorded its assets and liabilities at fair value as of the merger date. Under purchase accounting, we had until one year after the merger date to finalize the fair value adjustments, meaning we could adjust the preliminary fair value estimates of assets and liabilities based on new or updated information that provided a better estimate of the fair value at merger date.

Using the measurement provisions for purchased credit-impaired (“PCI”) loans, which are contained in the Receivables topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, previously referred to as “SOP 03-3” loans, we recorded at fair value all PCI loans acquired in the merger based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the PCI loans and their expected cash flows—the “nonaccretable difference”—is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional credit deterioration in these loans.

Our financial results and condition will be adversely affected if home prices continue to fall and/or unemployment continues to increase.

Significant declines in home prices over the last year and recent increases in unemployment have resulted in higher loan charge-offs and increases in our allowance for loan losses and related provision expense. The economic environment and related conditions will directly affect credit performance. For example, if home prices continue to fall or unemployment continues to rise we will likely incur higher than normal charge-offs and provision expense from increases in our allowance for loan losses. These conditions are adversely affecting not only consumer loan performance but also commercial loans, especially those business borrowers that rely on the health of industries that are experiencing high levels of contraction.

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest.

All of our officers and one of our directors are also officers of Wells Fargo or the Bank or their affiliates. Wells Fargo, the Bank and Wachovia Preferred Holding control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends.

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

Wells Fargo and the Bank are involved in virtually every aspect of our operations. The Bank administers our day-to-day activities under the terms of participation and servicing agreements between the Bank and us. We are dependent on the diligence and skill of the officers and employees of the Bank for the selection, structuring and monitoring of the loans in our portfolio and our other authorized investments and business opportunities. The Bank manages our cash collateral related to our interest rate swaps.

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

Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into.

Many legislative and regulatory proposals directed at the financial services industry are being proposed or are pending in the U.S. Congress to address perceived weaknesses in the financial system and regulatory oversight thereof that may have contributed to the financial disruption over the last two years and to provide additional protection for consumers and investors. These proposals or others affecting taxation may limit our revenues in businesses, impose fees or taxes on us, and/or intensify the regulatory supervision of us and the financial services industry. These proposals, if adopted, may have a material adverse effect on our business operations, income, and/or competitive position.

We may suffer adverse tax consequences if we fail to qualify as a REIT.

No assurance can be given that Wachovia Funding will be able to continue to operate in a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect Wachovia Funding’s ability to operate. Any such new legislation, regulation, interpretation or decision could be the basis of a tax event that would permit us to redeem all or any preferred securities, including the Series A preferred securities. If Wachovia Funding were to fail to qualify as a REIT, the dividends on preferred securities would not be deductible for federal income tax purposes. In that event, Wachovia Funding could face a tax liability that could consequently result in a reduction in our net income after taxes, which could also adversely affect our ability to pay dividends to preferred securities holders.

Although Wachovia Funding currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in its best interests and the best interests of holders of common and preferred securities to revoke the REIT election.

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and conditions.

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Further, our policies related to the allowance for credit are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these policies, refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” section in this Form 10-K.

From time to time FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in our potentially restating prior period financial statements in material amounts.

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

Item 3.    Legal Proceedings.

Wachovia Funding is not currently involved in nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our results of operations for any particular period.

Item 4.    Submission of Matters to a Vote Of Security Holders.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Our common stock is 99.85% owned by Wachovia Preferred Holding and 0.15% owned by Wells Fargo and is not listed on any securities exchange. Wachovia Funding’s Series A preferred securities have been listed on the NYSE since January 10, 2003.

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

Dividends

For the year ended December 31, 2009, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share on its Series A preferred securities, (ii) cash dividends of $0.68 per share on its Series B preferred securities, (iii) cash dividends of $18.68 per share on its Series C preferred securities, and (iv) cash dividends of $85.00 per share on its Series D preferred securities. Wachovia Funding also paid dividends of $9.00 per share on its common stock in 2009. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See “Executive Compensation” in our definitive proxy statement to be filed no later than April 30, 2010, for more information.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries, including Wachovia Funding, were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio.

Because the acquisition occurred on the last day of the 2008 reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and those reflecting purchase accounting are labeled “successor”.

As reflected on the following page, selected consolidated financial data for the five years ended December 31, 2009, is derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Annual Report on Form 10-K, the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a), and the selected unaudited financial information of the Bank filed herewith as Exhibit (99)(b).

Additionally, the table on the following page reflects five-year trend data for nonaccrual loans. We generally place loans on nonaccrual status when commercial loans become 90 days past due as to principal or interest, or where reasonable doubt exists as to collection, unless well secured and in the process of collection. Consumer real estate loans that become 120 days past due are placed on nonaccrual status. Nonaccrual loans were $207.5 million at December 31, 2009.

In connection with the Wells Fargo acquisition of Wachovia, the loans acquired from Wachovia and its subsidiaries where there was evidence of deterioration in credit quality since origination and where it was probable at the date of acquisition that we would not collect all contractual principal and interest are accounted for as PCI loans. These loans are generally on nonaccrual status and are initially recorded at fair value. No allowance for loan losses is carried over or initially recorded on PCI loans. Substantially all of our nonaccrual loans were subject to PCI loan accounting at December 31, 2008. After such loans have been written down to fair value, they are evaluated for accruing status based on the collectibility of the new book value (net of the purchase accounting discount). Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting).

Prior to the application of PCI loan accounting at December 31, 2008, nonaccrual loans totaled $60.6 million including $10.9 million in commercial loans and $49.7 million in consumer loans.

	Years Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
INCOME STATEMENT DATA (a)
Net interest income	$1,161,542	1,166,033	1,199,298	1,157,209	801,809
Provision for credit losses	217,573	321,605	21,162	(9,251)	1,211
Other income (loss)	5,250	22,502	8,682	(2,846)	(7,309)
Noninterest expense	79,974	86,493	102,947	104,039	67,641
Net income	$867,650	767,276	1,067,033	1,046,154	721,522
BALANCE SHEET DATA
Cash and cash equivalents	$2,092,523	1,358,129	1,394,729	1,382,021	1,484,535
Loans, net of unearned income	16,401,604	17,481,505	16,606,273	16,795,417	16,196,661
Allowance for loan losses (b)	(337,431)	(269,343)	(93,095)	(81,350)	(96,115)
Interest rate swaps	976	1,273	1,589	658	411
Total assets	18,410,128	18,836,915	18,233,647	18,427,969	17,896,219
Total liabilities	74,805	250,887	389,905	596,777	100,569
Total stockholders’ equity	$18,335,323	18,586,028	17,843,742	17,831,192	17,795,650
SELECTED OTHER INFORMATION
Nonaccrual loans (c)	$207,540	175	36,829	19,682	20,353
Nonaccrual loans as a % of total loans	1.27%	0.00	0.22	0.12	0.13
Nonaccrual loans as a % of total assets	1.13	0.00	0.20	0.11	0.11
Allowance for loan losses as % of nonaccrual loans	162.59	n/m	252.78	413.32	472.24
Allowance for loan losses as % of total loans	2.06%	1.54	0.56	0.48	0.59

n/m = not meaningful

(a)	2008 income statement data based on predecessor. Certain amounts in prior years have been reclassified to conform with the presentation in 2009.

(b)	The allowance for loan losses for 2009 and 2008 does not include any amounts related to PCI loans.

(c)	2009 and 2008 exclude loans that are accounted for as PCI loans. As a result of Wells Fargo’s acquisition of Wachovia, substantially all nonaccrual loans were eliminated in purchase accounting. 2008 nonaccrual loans exclude PCI loans in conformity with the presentation for 2009.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with selected consolidated financial data set forth in Item 6 and our audited consolidated financial statements and related notes included in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under “—Risk Management” and elsewhere in this Form 10-K. See also “Forward-Looking Statements” in Part I above.

For the tax year ended December 31, 2009, we expect to be taxed as a real estate investment trust (a “REIT”), and we intend to comply with the relevant provisions of the Internal Revenue Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP, and they conform to general practices of the financial services industry. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Allowance for Loan Losses

As a subsidiary of Wells Fargo, our loans are subject to the same analysis of the adequacy of the allowance for loan losses applied to loans maintained in Wells Fargo’s subsidiaries, including the Bank.

The allowance for loan losses reflects management’s judgment of probable credit losses inherent in the portfolio at the balance sheet date.

We employ a disciplined process and methodology to establish our allowance for loan losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade specific loss factors. The process involves difficult, subjective, and complex judgments. In addition, we review several credit ratio trends, such as the ratio of the allowance for loan losses to nonaccrual loans and the ratio of the allowance for loan losses to net charge-offs. These trends are not determinative of the adequacy of the allowance as we use several analytical tools in determining the adequacy of the allowance.

To determine the total allowance for loan losses, we estimate the reserves needed for each component of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.

The allowance for loan losses consists primarily of amounts applicable to: (i) the consumer portfolio; and (ii) the commercial and commercial real estate (“CRE”) portfolio.

To determine the consumer portfolio component of the allowance, loans are pooled by portfolio and losses are modeled using historical experience, quantitative and other mathematical techniques over the loss emergence period. Each business group exercises significant judgment in the determination of the model type and/or segmentation method that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use roll rate net flow models as well as econometric/statistical models for loss projections. Management must use judgment in establishing additional input metrics for the modeling processes, such as portfolio segmentation by sub-product.

The models we use to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

We estimate consumer credit losses under multiple economic scenarios to establish a range of potential outcomes. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for the losses inherent within these portfolios as of the reporting date.

In addition to the allowance for the pooled consumer portfolios, we develop a separate allowance for loans that are identified as impaired through a troubled debt restructuring (“TDR”). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.

In determining the appropriate allowance attributable to our consumer loan portfolio, the loss rates used in our analysis include the impacts of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. The loss content associated with existing and probable loan modifications has been considered in our allowance reserving methodology.

We estimate the component of the allowance for loan losses for the non-impaired commercial and CRE portfolios through the application of loss factors to loans grouped by their individual credit risk rating specialists. These ratings reflect the estimated default probability and quality of underlying collateral. The loss factors used are statistically derived through the observation of losses incurred for loans within each credit risk rating over a specified period of time. As appropriate, we adjust or supplement these allowance factors and estimates to reflect other risks that may be identified from current conditions and developments in selected portfolios.

The commercial component of the allowance also includes an amount for the estimated impairment in nonaccrual commercial and CRE loans with a credit exposure of $5 million or greater. Commercial and CRE loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.

Reflected in the allowance for loan losses is an amount for imprecision or uncertainty, which represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors. No single statistic or measurement determines the adequacy of the allowance for loan losses.

While the allowance is determined using product estimates, it is available to absorb losses in the entire loan portfolio.

Changes in the allowance for loan losses and the related provision expense can materially affect net income. The establishment of the allowance for loan losses relies on a consistent quarterly process that requires multiple layers of management review and judgment and responds to changes in economic conditions, customer behavior, and collateral value, among other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.

Our allowance for loan losses is sensitive to risk ratings assigned to individually rated loans and economic assumptions and delinquency trends driving statistically modeled reserves. Individual loan risk ratings are assigned based on each situation by experienced senior credit officers.

Assuming a one risk grade downgrade throughout our individually rated portfolio and a slow recovery (adverse) economic scenario for modeled losses would imply an additional reserve requirement of approximately $99 million.

Assuming a one risk grade upgrade throughout our individually rated portfolio and a strong recovery economic scenario for modeled losses would imply a reduced reserve requirement of approximately $23 million.

These sensitivity analyses provided are hypothetical scenarios and are not considered probable. They do not represent management’s view of inherent losses in the portfolio as of the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions.

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “consumer loans” includes real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and the term “commercial loans” includes commercial and commercial real estate loans. The following table presents certain performance and dividend payout ratios for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
Return on average assets	4.60%	4.20	5.74
Return on average stockholders’ equity	4.67	4.29	5.95
Average stockholders’ equity to average assets	98.40	98.07	96.38
Dividend payout ratio	122.25%	128.80	98.82

Although we have the authority to acquire interests in an unlimited number of loans and other assets from unaffiliated third parties, substantially all of our interests in loans we have acquired have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or an affiliate and us. The remainder of our assets were acquired directly from the Bank. The Bank either originated the assets, or purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions.

In each of the years in the three-year period ended December 31, 2009, we purchased loans from the Bank at estimated fair value. In 2009, 2008, and 2007, Wachovia Funding paid $2.7 billion, $3.6 billion and $3.7 billion, respectively, for consumer loans.

On December 31, 2008, Wells Fargo acquired Wachovia and accordingly, under purchase accounting, the assets and liabilities of Wachovia and its subsidiaries were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the 2008 reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and post-acquisition periods reflecting purchase accounting are labeled “successor”. Refer to Note 1 to Notes to Consolidated Financial Statements in this Report for further information.

2009 to 2008 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $707.0 million and $474.0 million in 2009 and 2008, respectively. This increase was attributable to lower dividends on preferred stock (due to a decrease in the index rate in 2009), lower provision for credit losses, lower management fees and lower income tax expense. These were partially offset by lower gains on interest rate swaps and lower net interest income.

Interest Income.    Interest income of $1.2 billion in 2009 decreased $10.3 million, or 1%, compared with 2008. Higher average interest-earning assets were more than offset by decreases in interest rates compared with 2008. The average interest rate on total interest-earning assets was 6.20% in 2009 compared with 6.53% in 2008 which reflects the impact of a lower interest rate environment in 2009.

Average consumer loans increased $1.4 billion to $14.9 billion compared with 2008 while average commercial loans decreased $643.6 million to $2.2 billion in the same period due to pay-downs. In 2009, interest income included $124.0 million from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. All loan pay- downs were reinvested in consumer loans. We currently anticipate that we will continue to reinvest loan pay- downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $29.5 million to $1.4 million in 2009 compared with 2008, driven by significantly lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2009, are presented below.

	Year Ended December 31, 2009			Year Ended December 31, 2008
(In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Commercial loans	$2,204,638	56,113	2.55%	$2,848,256	130,127	4.57%
Real estate 1-4 family	14,905,900	1,104,451	7.41	13,498,319	1,011,162	7.49
Interest-bearing deposits in banks and other earning assets	1,641,713	1,358	0.08	1,592,639	30,892	1.94

Total interest-earning assets	$18,752,251	1,161,922	6.20%	$17,939,214	1,172,181	6.53%

We allocate the changes in net interest income to changes in either average balances or average interest rates. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion of the percentage changes in average volume and average interest rate. The dollar amount of change in interest income related to our interest-earning assets for the year ended December 31, 2009, is presented below.

	2009 Compared to 2008
	Interest Income Variance	Variance Attributable to
(In thousands)		Rate	Volume
Earning Assets
Commercial loans	$(74,014)	(51,121)	(22,893)
Real estate 1-4 family	93,289	(11,579)	104,868
Interest-bearing deposits in banks and other earning assets	(29,534)	(30,030)	496

Total earning assets	$(10,259)	(92,730)	82,471

Interest Expense.    Interest expense, which primarily relates to interest expense paid on our line of credit with the Bank, decreased to $380 thousand in 2009 compared with $6.1 million in 2008 primarily reflecting a significantly lower rate environment in 2009 compared with the same period one year ago. The line of credit with the Bank averaged $210.8 million in 2009 compared with $246.8 million in 2008. At December 31, 2009, there was no outstanding balance under the line of credit with the Bank.

Provision for Credit Losses.    The provision for credit losses was $217.6 million in 2009 compared with $321.6 million in 2008. The decrease in the provision for credit losses resulted from slowing our rate of building the allowance for loan losses, reflecting an improving economy, and from the accounting for purchased credit-impaired (“PCI”) loans, which offset credit deterioration in the non-impaired portfolio. Please refer to Note 1 to Notes to Consolidated Financial Statements for more information on PCI loans and the “—Balance Sheet Analysis” section for information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $4.1 million in 2009 compared with a gain of $16.1 million in 2008. The lower gain in 2009 primarily reflects a lower magnitude of interest rate decreases in 2009 compared with 2008. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $360 thousand and $5.6 million in 2009 and 2008, respectively.

Loan Servicing Costs.    Loan servicing costs increased $683 thousand to $66.0 million in 2009, which reflects the impact of reinvesting pay-downs in additional purchases of consumer loans. Home equity loan products have a higher servicing fee compared to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loan products, the monthly fee is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by a percentage per annum.

Management Fees.    Management fees were $10.2 million in 2009 compared with $18.7 million in 2008, primarily reflecting a decrease in the allocable expense base. Management fees represent reimbursements for general overhead expenses paid on our behalf. In 2009, an affiliate was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense. For 2008, monthly management fees were assessed to affiliates with over $10 million in qualifying assets. If an affiliate qualified for an allocation, the affiliate was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $1.6 million in 2009 compared with $13.2 million in 2008. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2009 is primarily related to the decrease in income before income tax expense of WPR and a decrease in state income tax expense related to the adoption of the Wells Fargo tax settlement policy.

2009 to 2008 Fourth Quarter Comparison

Net income available to common stockholders increased to $146.6 million in fourth quarter 2009 compared with $86.6 million in fourth quarter 2008. The majority of income for both quarters was earned from interest on consumer and commercial loans. Net interest income decreased $35.5 million to $275.5 million in fourth quarter 2009 compared with fourth quarter 2008 driven primarily by lower average interest rates. The average interest rate received on total interest-earning assets was 5.91% in fourth quarter 2009 compared with 6.87% in the same quarter one year ago. Average total loans increased $111.4 million in fourth quarter 2009 compared with fourth quarter 2008. Average consumer loans increased $780.4 million to $14.5 billion compared with fourth quarter 2008 while average commercial loans decreased $669.0 million to $2.0 billion during the same time period due to pay-downs. Commercial loan pay-downs were reinvested in consumer loans. Interest income on cash invested in overnight eurodollar deposits decreased $1.7 million in fourth quarter 2009 compared with the same period last year driven primarily by lower short-term interest rates in 2009.

Provision for credit losses was $76.0 million in fourth quarter 2009 compared with $134.5 million in fourth quarter 2008. The lower expense in fourth quarter 2009 was driven primarily by improved expectations for the economy and related portfolio performance.

Interest rate swaps were a gain of $554 thousand in fourth quarter 2009 compared with a gain of $11.5 million in fourth quarter 2008. Included in interest rate swaps was expense associated with the derivative cash collateral received of $62 thousand and $345 thousand in fourth quarter 2009 and 2008, respectively. The lower gain in fourth quarter 2009, compared to fourth quarter 2008, primarily reflects a lower magnitude of rate decreases in fourth quarter 2009 compared with the year ago quarter.

Loan servicing costs decreased by $796 thousand to $16.2 million in fourth quarter 2009 compared with fourth quarter 2008. Management fees of $1.6 million in fourth quarter 2009 decreased from $5.7 million in fourth quarter 2008, primarily reflecting a decrease in the allocable expense base.

An income tax benefit of $1.8 million was recognized in fourth quarter 2009 compared with income tax expense of $5.5 million in fourth quarter 2008. Income taxes were lower in fourth quarter 2009 as a result of adopting the Wells Fargo tax settlement policy and lower interest income on cash invested in overnight eurodollar deposits.

2008 to 2007 Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $474.0 million and $679.6 million in 2008 and 2007, respectively. The decrease was driven by higher provision for credit losses, lower net interest income and higher loan servicing costs, partially offset by lower dividends on preferred stock (due to a decrease in the index rate in 2008), higher gains on interest rate swaps, lower management fees and lower income tax expense.

Interest Income.    Interest income of $1.2 billion in 2008 decreased $55.7 million, or 5%, compared with 2007 driven by decreases in interest rates on interest-earning assets, primarily commercial loans and overnight eurodollar deposits, compared with the same period one year ago. The average interest rate on total interest-earning assets was 6.53% in 2008 compared with 6.73% in 2007 which reflects the impact of a lower interest rate environment in 2008. Average consumer loans increased $168.7 million to $13.5 billion compared with 2007 while average commercial loans decreased $539.9 million to $2.8 billion in the same period due to pay-downs. In the first, third and fourth quarters of 2008, proceeds from loan pay-downs were reinvested in consumer loans. We currently anticipate that we will continue to reinvest loan pay-downs primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $47.6 million to $30.9 million in 2008 compared with 2007 driven by lower short-term interest rates in 2008. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the two years ended December 31, 2008, are presented below.

	Year Ended December 31, 2008			Year Ended December 31, 2007
In thousands)	Average Balance	Interest Income	Rate	Average Balance	Interest Income	Rate
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Commercial loans	$2,848,256	130,127	4.57%	$3,388,175	230,393	6.80%
Real estate 1-4 family	13,498,319	1,011,162	7.49	13,329,594	919,012	6.89
Interest-bearing deposits in banks and other earning assets	1,592,639	30,892	1.94	1,531,125	78,511	5.13

Total interest-earning assets	$17,939,214	1,172,181	6.53%	$18,248,894	1,227,916	6.73%

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

	2008 Compared to 2007
	Interest Income Variance	Variance Attributable to
(In thousands)		Rate	Volume
Earning Assets
Commercial loans	$(100,266)	(69,575)	(30,691)
Real estate 1-4 family	92,150	80,014	12,136
Interest-bearing deposits in banks and other earning assets	(47,619)	(49,793)	2,174

Total earning assets	$(55,735)	(39,354)	(16,381)

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

Loan Servicing Costs.    Loan servicing costs increased $3.2 million to $65.3 million in 2008 which reflects the impact of reinvesting pay-downs in home equity loan products which have a higher servicing fee related to other loan products. These loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loan products, the monthly fee is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month.

Management Fees.    Management fees were $18.7 million in 2008 compared with $39.1 million in 2007 primarily reflecting a decreased allocable expense base. Management fees represent reimbursements for general overhead expenses paid on our behalf. In both 2008 and 2007, the management fee was charged to affiliates that have over $10.0 million in qualifying assets. If the affiliate qualifies for an allocation, the affiliate is assessed monthly management fees based on its relative percentage of total consolidated assets and noninterest expense.

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

Balance Sheet Analysis

Total Assets.    Our assets primarily consist of commercial and residential loans although we have the authority to hold assets other than loans. Total assets were $18.4 billion at December 31, 2009, compared with $18.8 billion at December 31, 2008. Loans, net of unearned income were 89% of total assets at December 31, 2009, compared to 93% at December 31, 2008.

Loans.    Loans, net of unearned income decreased $1.1 billion to $16.4 billion at December 31, 2009, compared with December 31, 2008, primarily reflecting pay-downs across the entire portfolio, partially offset by an increase in consumer loan reinvestments. At December 31, 2009, and 2008, consumer loans represented 88% and 86% of loans, respectively, and commercial loans represented 12% and 14%, respectively.

Commercial loan maturities for the years ended December 31, 2009 and 2008, is presented below.

	Commercial and Commercial Real Estate
	December 31,
(In thousands)	2009	2008
	(Successor)	(Successor)
FIXED RATE
1 year or less	$16,389	11,536
1-5 years	73,668	67,538
After 5 years	55,638	86,015

Total fixed rate	145,695	165,089

ADJUSTABLE RATE
1 year or less	513,245	490,384
1-5 years	838,721	1,194,409
After 5 years	494,072	674,150

Total adjustable rate	1,846,038	2,358,943

Total	$1,991,733	2,524,032

Allowance for Loan Losses.    The allowance for loan losses increased $68.1 million from December 31, 2008, to $337.4 million at December 31, 2009. The December 31, 2008, allowance reflected a reduction of $55.6 million due to the accounting for PCI loans. The 2009 reserve build was primarily driven by deterioration in economic conditions that increased projected losses in our consumer loan portfolio.

At December 31, 2009, the allowance for loan losses included $318.9 million for consumer loans and $18.5 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider the allowance for loan losses of $337.4 million adequate to cover credit losses inherent in the loan portfolio at December 31, 2009.

Net charge-offs in 2009 were $149.8 million (0.88% of average loans) compared with $89.2 million (0.55%) in 2008. The increase in losses during the year was anticipated given the economic conditions in the marketplace affecting our customers. The increase was concentrated in consumer real estate. For the consumer real estate portfolios, continued property value disruption combined with rising unemployment affected loss levels. The rise in unemployment levels is also increasing the frequency of loss. Net charge-offs in the consumer loan portfolio totaled $149.6 million in 2009. Until housing prices fully stabilize, these credit losses will continue to remain elevated.

Interest Rate Swaps.    Interest rate swaps, net were $1.0 million at December 31, 2009, and $1.3 million at December 31, 2008, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $166.4 million at December 31, 2009, compared with $167.0 million at December 31, 2008, as a result of intercompany transactions related to net loan paydowns, interest receipts and funding with the Bank.

Commitments

Our commercial loan relationships include unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For lending commitments, the contractual amount of a commitment represents the maximum potential credit risk if the entire commitment is funded and the borrower does not perform according to the terms of the contract. Some of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements. The “—Risk Management—Credit Risk Management” section describes how we use Wells Fargo’s risk management framework to manage credit risk.

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Management—Liquidity Risk Management” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At December 31, 2009 and 2008, unfunded commitments to extend credit were $666.7 million and $730.8 million, respectively.

Liquidity and Capital Resources

Our internal sources of liquidity are primarily cash generated from interest and principal payments on loans in our portfolio. Our primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the existing loans mature or prepay, and pay dividends. We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal income tax purposes, which primarily results from interest income on our loan portfolio. Such distributions may in some periods exceed net income determined under GAAP.

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At December 31, 2009, there were no borrowings outstanding on our line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market, operational and liquidity risks. The following discussion highlights this framework at it relates to how we manage each of these risks.

Credit Risk Management

The credit risk management process is governed centrally, but provides for decentralized management and accountability. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. Accordingly, from time to time, we designate certain portfolios and loan products as non-strategic or high risk to specially monitor their loss potential.

A key to our credit risk management is utilizing a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans. Our underwriting of loans collateralized by residential real property utilizes appraisals or automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time. AVMs estimate property values based on processing large volumes of market data including market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Generally, AVMs are only used in underwriting to support property values where the loan amount is under $250,000. For underwriting residential property loans of $250,000 or more we require property visitation appraisals by qualified independent appraisers.

Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of risk to loss. Our credit risk monitoring process is designed to enable early identification of developing risk to loss and to support our determination of an adequate allowance for loan losses. During the current economic cycle our monitoring and resolution efforts have focused on loan portfolios exhibiting the highest levels of risk including mortgage loans supported by real estate (both consumer and commercial), junior lien and commercial portfolios.

Our underwriting of CRE loans is focused primarily on cash flows and creditworthiness, not solely collateral valuations. To identify and manage newly emerging problem CRE loans we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets.

For purposes of portfolio risk management, we aggregate commercial loans according to market segmentation and standard industry codes. This portfolio has experienced less credit deterioration than our CRE portfolio. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries.

Some of our real estate 1-4 family mortgage loans, including first mortgage and home equity products, include an interest-only feature as part of the loan terms. Most of these loans are considered to be prime or near prime. We have manageable adjustable-rate mortgage (ARM) reset risk across our owned mortgage loan portfolios.

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same industry or geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of our loan portfolio for the states with more than five percent of the total loans outstanding at December 31, 2009.

	December 31, 2009
(In thousands)	Commercial and Commercial Real Estate	Real Estate 1-4 Family First Mortgage	Real Estate 1-4 Family Junior Lien Mortgage	Total	% of Total Loans
Florida	$529,202	1,366,181	726,688	2,622,071	16%
Pennsylvania	265,808	1,282,162	896,169	2,444,139	15
New Jersey	284,655	991,811	1,072,175	2,348,641	14
North Carolina	365,005	888,388	432,254	1,685,647	10
Virginia	150,151	666,856	543,912	1,360,919	9
Georgia	86,649	492,159	432,805	1,011,613	6
All other states	310,263	3,445,726	1,172,585	4,928,574	30

Total loans	$1,991,733	9,133,283	5,276,588	16,401,604	100%

The following table is a summary of our commercial loans by industry.

	December 31, 2009
(In thousands)	Total	% of Total Loans
Public administration	$96,987	34%
Finance	45,544	16
Real estate - other (1)	33,815	12
Food and beverage	28,705	10
Investors	25,900	9
Industrial equipment	17,290	6
Crops	9,667	3
Healthcare	7,330	3
Real estate investment trust	6,878	2
Other	15,462	5

Total commercial loans	$287,578	100%

(1)	Includes lessors, building operators and real estate agents.

The following table is a summary of commercial real estate loans by state and property type.

	December 31, 2009
(In thousands)	Real Estate Mortgage	Real Estate Construction	Total	% of Total Loans
By state:
Florida	$396,877	18,577	415,454	25%
North Carolina	352,165	10,347	362,512	21
New Jersey	226,074	—	226,074	13
Pennsylvania	172,083	52,372	224,455	13
South Carolina	104,979	147	105,126	6
Virginia	95,610	3,561	99,171	6
All other states	269,788	1,575	271,363	16

Total loans	$1,617,576	86,579	1,704,155	100%

By property:
Office buildings	$411,774	1,661	413,435	24%
Industrial/warehouse	312,131	4,172	316,303	19
Retail (excluding shopping center)	212,383	3,482	215,865	13
Real estate - other	168,410	3,803	172,213	10
Shopping center	152,633	—	152,633	9
Hotel/motel	111,538	—	111,538	7
Apartments	91,970	12,703	104,673	6
Institutional	78,870	2,496	81,366	5
Land (excluding 1-4 family)	70,450	3,004	73,454	4
1-4 family structure	5,209	54,284	59,493	3
Other	2,208	974	3,182	—

Total loans	$1,617,576	86,579	1,704,155	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and loan-to-value (LTV) ratio:

	December 31, 2009
(In thousands)	Real Estate 1-4 Family Mortgage	Current LTV Ratio (1)
Pennsylvania	$2,178,331	72%
Florida	2,092,869	85
New Jersey	2,063,986	74
North Carolina	1,320,642	76
Virginia	1,210,768	76
Georgia	924,964	88
All other states	4,618,311	76%

Total loans	$14,409,871

(1)	Collateral values are determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

Nonaccrual loans increased to $207.5 million at December 31, 2009, from $175 thousand at December 31, 2008. The increase was primarily related to real estate 1-4 family first mortgage loans. The rate of nonaccrual loan growth has been somewhat increased by the effect of accounting for substantially all of the nonaccrual loans as PCI loans at year-end 2008. This purchase accounting resulted in reclassifying nonaccruing loans to accruing status, resulting in a reduced level of nonaccrual loans. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off or are no longer classified as nonaccrual because they return to accrual status. The impact of purchase accounting on nonaccrual loan data should diminish over time.

There were no commercial loan TDRs at December 31, 2009. Total consumer loan TDRs amounted to $110.6 million at December 31, 2009. At December 31, 2009, nonaccruing TDRs were $10.0 million. Consumer loans that enter into a TDR before they reach nonaccrual status (normally 120 days past due) remain in accrual status as long as they continue to perform according to the terms of the TDR. We strive to identify troubled loans and work with the customer to modify to more affordable terms before their loan reaches nonaccrual status. Accordingly, during 2009 most consumer loans were in accrual status at the time of TDR and therefore most of our consumer TDR loans are in accrual status at the end of the year. We establish an impairment reserve when a loan is restructured in a TDR.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

	December 31,
(In thousands)	2009	2008
	(Successor)	(Successor)
NONACCRUAL LOANS (1)
Commercial and commercial real estate
Commercial	$3,510	—
Real estate mortgage	4,869	—
Real estate construction	—	—

Total commercial and commercial real estate	8,379	—

Consumer
Real estate 1-4 family first mortgage (2)	119,666	175
Real estate 1-4 family junior lien mortgage	79,495	—

Total consumer	199,161	175

Total nonaccrual loans	207,540	175

OTHER NONPERFORMING ASSETS
Foreclosed assets	2,282	3,604

Total nonaccrual loans and other nonperforming assets	$209,822	3,779

As a percentage of total loans	1.28%	0.02

(1)	Excludes loans that are accounted for as PCI loans.
(2)	2008 nonaccrual loans exclude PCI loans in conformity with the presentation for 2009.

ACCRUING LOANS PAST DUE 90 DAYS OR MORE (1)

	December 31,
(In thousands)	2009	2008
	(Successor)	(Successor)
COMMERCIAL AND COMMERCIAL REAL ESTATE
Commercial	$—	—
Real estate mortgage	9,445	—
Real estate construction	—	—

Total commercial and commercial real estate	9,445	—

CONSUMER
Real estate 1-4 family first mortgage (2)	20,681	3,146
Real estate 1-4 family junior lien mortgage	20,406	—
Other revolving credit and installment	—	—

Total consumer	41,087	3,146

Total loans	$50,532	3,146

(1)	PCI loans are excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though certain of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield under the accounting for PCI loans and not to contractual interest payments.
(2)	2008 loans exclude PCI loans in conformity with the presentation for 2009.

We have increased loan modifications and restructurings to assist homeowners in the current difficult economic cycle. For consumer loans that have been modified, if the borrower has demonstrated performance under the previous terms, the loan is currently accruing and the borrower shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in a nonaccrual status. Modified loans on nonaccrual status can be returned to accrual status if both of the following conditions are met: (1) we have a well-documented credit evaluation of the borrower’s financial condition and prospects for repayment of the loan must be reasonably assured and; (2) the borrower has paid timely the full amount of six consecutive contractual principal and interest payments and any amounts past due are reasonably assured of repayment within a reasonable time.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 16% of our loan portfolio consisted of variable rate loans at December 31, 2009. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At December 31, 2009, approximately 84% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution is perfectly matched in each maturity category.

At December 31, 2009, $4.8 billion, or 26% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2009, our liabilities were $74.8 million, or less than 1% of our assets, while stockholders’ equity was $18.3 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2009, are presented below. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. At December 31, 2009 the fair value of the loan portfolio was $16.2 billion with fixed rate loans and loan participations of approximately $13.5 billion and variable rate loans of approximately $2.7 billion.

	December 31, 2009 (Successor)
(In thousands)	Overnight	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
RATE-SENSITIVE ASSETS
Interest-bearing deposits in banks	$2,092,523	—	—	—	—	2,092,523
Loans and loan participations
Fixed rate	—	185,951	337,775	950,274	12,238,775	13,712,775
Variable rate	—	518,508	517,624	369,573	1,283,124	2,688,829

Total rate-sensitive assets	$2,092,523	704,459	855,399	1,319,847	13,521,899	18,494,127

Total rate-sensitive liabilities	$—	—	—	—	—	—

All of our derivatives are economic hedges and none are treated as accounting hedges. In addition, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheets. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability in our consolidated balance sheets. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps in our consolidated statements of operations.

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

At December 31, 2009, our position in interest rate swaps was an asset of $578.8 million, a liability of $404.2 million, and a cash collateral payable of $174.6 million which is recorded as a net amount on our consolidated balance sheet at fair value.

At December 31, 2009, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.46 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.25%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.46 years, weighted average receive rate of 0.25% and weighted average pay rate of 5.72% at December 31, 2009. Since the swaps have a weighted average maturity of 2.46 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at December 31, 2009.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $2.6 million or $5.2 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $2.5 million or $5.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Operational Risk Management

Our business is dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems. Any of these occurrences could diminish our ability to operate, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.

If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us.

Liquidity Risk Management

The objective of effective liquidity management is to ensure that we can meet customer loan requests and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, Wells Fargo’s Corporate Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. We do not have and do not anticipate having any material capital expenditures in the foreseeable future.

To the extent that Wachovia Funding’s board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on lines of credit with the Bank. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. During 2009, we made various draws which totaled $1.1 billion under our lines of credit with the Bank with a maximum of $720.0 million outstanding at any point in time. There were no outstandings on the lines of credit with the Bank at the end of 2009.

At December 31, 2009, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Controls and Procedures

As a subsidiary of Wells Fargo, we are a part of Wells Fargo’s internal control procedures, including internal controls over financial reporting. See Item 9A. Controls and Procedures in this Form 10-K for more information.

Transactions with Related Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below. Further information, including amounts involved, is presented in Note 8 to Notes to Consolidated Financial Statements.

The Bank or WFBNA services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank or WFBNA a percentage per annum fee for this service on commercial loans and a percentage per annum fee on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. The Notes to Consolidated Financial Statements has information about the accounting treatment of loan purchases. Additionally, we are subject to the Bank’s and WFBNA’s management fee policy and are assessed monthly management fees based on our relative percentage of the Bank’s total consolidated assets and noninterest expense. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in “Results of Operations.”

Eurodollar deposits with the Bank are our primary cash management vehicle. In each of the years in the three-year period ended in 2009, we have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In 2009, we paid the Bank $2.7 billion in cash for consumer loans, which reflected fair value purchase prices. In conjunction with these purchases, we borrowed $1.1 billion under our existing line of credit with the Bank and incurred $380 thousand in interest expense owed to the Bank in 2009. The interest accrued under this line of credit at a rate equal to the federal funds rate. Our borrowings on our line of credit with the Bank were zero at December 31, 2009. The Notes to Consolidated Financial Statements has information about the accounting treatment of these loan purchases.

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

ASU 2010-6 changes the disclosure requirements for fair value measurements. Companies are now required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, whereas existing rules only require the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, companies should present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis as is currently allowed. The update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. ASU 2010-6 is effective for us in first quarter 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for us in first quarter 2011 with prospective application. Our adoption of the update will not affect our consolidated financial results since it amends only the disclosure requirements for fair value measurements.

ASU 2009-16 (FAS 166) modifies certain guidance contained in FASB ASC 860, Transfers and Servicing. This pronouncement eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. The new guidance addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. The update also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This pronouncement is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. Upon adoption, this standard did not have a significant impact on our financial statements.

ASU 2009-17 (FAS 167) amends several key consolidation provisions related to variable interest entities (VIEs), which are included in FASB ASC 810, Consolidation. First, the scope of the new guidance includes entities that are currently designated as QSPEs. Second, companies are to use a different approach to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The new guidance identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, companies will be required to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. The Update is effective for us as of January 1, 2010, and applies to all existing QSPEs and VIEs, and VIEs created after the effective date. Upon adoption, FAS 167 did not have a significant impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Management”.

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2009, are included in this report at the pages indicated:

Quarterly Financial Data

Condensed Consolidated Statement of Operations—Quarterly (Unaudited)

	2009 Quarter ended (Successor)				2008 Quarter ended (Predecessor)

(In thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
INTEREST INCOME	$275,481	314,386	293,948	278,107	310,998	296,134	277,015	288,034
INTEREST EXPENSE	—	148	68	164	349	961	1,344	3,494

Net interest income	275,481	314,238	293,880	277,943	310,649	295,173	275,671	284,540
Provision for credit losses	76,031	48,321	79,337	13,884	134,500	36,325	125,219	25,561

Net interest income after provision for credit losses	199,450	265,917	214,543	264,059	176,149	258,848	150,452	258,979

OTHER INCOME
Gain (loss) on interest rate swaps	554	1,853	328	1,349	11,511	1,586	(5,205)	8,167
Other income	407	321	258	180	5,874	150	187	232

Total other income	961	2,174	586	1,529	17,385	1,736	(5,018)	8,399

NONINTEREST EXPENSE
Loan servicing costs	16,218	15,750	16,591	17,411	17,014	16,552	15,799	15,922
Management fees	1,644	2,797	2,697	3,102	5,667	1,150	7,071	4,787
Other	999	1,754	569	442	774	647	659	451

Total noninterest expense	18,861	20,301	19,857	20,955	23,455	18,349	23,529	21,160

Income before income tax expense	181,550	247,790	195,272	244,633	170,079	242,235	121,905	246,218
Income tax expense (benefit)	(1,827)	856	1,430	1,136	5,492	2,365	(101)	5,405

Net income	183,377	246,934	193,842	243,497	164,587	239,870	122,006	240,813
Dividends on preferred stock	36,757	34,975	43,004	45,942	78,004	63,688	62,499	89,038

Net income available to common stockholders	$146,620	211,959	150,838	197,555	86,583	176,182	59,507	151,775

PER COMMON SHARE DATA
Basic earnings	$1.47	2.12	1.51	1.98	0.87	1.76	0.60	1.52
Diluted earnings	$1.47	2.12	1.51	1.98	0.87	1.76	0.60	1.52
AVERAGE SHARES
Average common shares outstanding	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900
Diluted average common shares outstanding	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900	99,999,900

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As a subsidiary of Wells Fargo, we are a part of Wells Fargo’s internal control procedures, including internal controls over financial reporting. The following is a discussion of our process of evaluating and maintaining internal controls over financial reporting.

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of December 31, 2009, of Wachovia Funding’s disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, Wachovia Funding’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Wachovia Funding’s principal executive and principal financial officer and effected by Wachovia Funding’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Wells Fargo are being made only in accordance with authorizations of management and directors of Wells Fargo; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that as of December 31, 2009, Wachovia Funding’s internal control over financial reporting was effective.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent, registered public accounting firm, has audited Wachovia Funding’s consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, as stated in their report which is included herein. This Annual Report on Form 10-K does not include an attestation report of Wachovia Funding’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Wachovia Funding’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Wachovia Funding to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

Information required by this item is set forth under the captions “Nominees for Election at the 2010 Annual Meeting”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Attendance and Committees of the Board – Communications with Directors”, “Attendance and Committees of the Board – Code of Ethics”, and “Attendance and Committees of the Board – Audit Committee” of Wachovia Funding’s 2010 proxy statement to be filed with the SEC no later than April 30, 2010, and incorporated by reference herein.

Executive Officers of Wachovia Funding

Howard I. Atkins (age 59). Chief Financial Officer since February 2009. Also, Senior Executive Vice President and Chief Financial Officer, Wells Fargo, since August 2005 and Executive Vice President and Chief Financial Officer, Wells Fargo, from August 2001 to August 2005.

Mark C. Oman (age 55). Chief Executive Officer since February 2009. Also, Senior Executive Vice President (Home and Consumer Finance), Wells Fargo, since August 2005 and Group Executive Vice President (Home and Consumer Finance), Wells Fargo, from September 2002 to August 2005.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” of Wachovia Funding’s 2010 proxy statement to be filed with the SEC no later than April 30, 2010, and incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of Wachovia Funding’s 2010 proxy statement to be filed with the SEC no later than April 30, 2010, and incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption “Director Independence” of Wachovia Funding’s 2010 proxy statement to be filed with the SEC no later than April 30, 2010, and incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” of Wachovia Funding’s 2010 proxy statement to be filed with the SEC no later than April 30, 2010, and incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2009, are included in this report at the pages indicated.

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

December 31, 2009, 2008 and 2007

(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wachovia Preferring Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp. and subsidiaries, a subsidiary of Wells Fargo & Company, as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations , changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 (Successor in 2009 and Predecessor in 2008 and 2007). These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2009 and 2008 (Successor), and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 (Successor in 2009 and Predecessor in 2008 and 2007), in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 1 to the consolidated financial statements, Wachovia Preferred Funding Corp. changed its method of accounting for collateral associated with derivative contracts during 2007.

/s/    KPMG LLP

Charlotte, North Carolina

March 23, 2010

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and December 31, 2008

	December 31,	December 31,
(In thousands, except share data)	2009	2008
	(Successor)	(Successor)
ASSETS
Cash and cash equivalents	$2,092,523	1,358,129
Loans, net of unearned income	16,401,604	17,481,505
Allowance for loan losses	(337,431)	(269,343)

Loans, net	16,064,173	17,212,162

Interest rate swaps	976	1,273
Accounts receivable—affiliates, net	166,388	167,004
Other assets	86,068	98,347

Total assets	$18,410,128	18,836,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Line of credit with affiliate	$—	170,000
Deferred income tax liabilities	49,971	62,129
Other liabilities	24,834	18,758

Total liabilities	74,805	250,887

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2009 and 2008	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2009 and 2008	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2009 and 2008	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2009 and 2008	1,000	1,000
Additional paid-in capital	18,526,608	18,584,285
Retained earnings (deficit)	(193,028)	—

Total stockholders’ equity	18,335,323	18,586,028

Total liabilities and stockholders’ equity	$18,410,128	18,836,915

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share data and average shares)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
INTEREST INCOME	$1,161,922	1,172,181	1,227,916
INTEREST EXPENSE	380	6,148	28,618

Net interest income	1,161,542	1,166,033	1,199,298
Provision for credit losses	217,573	321,605	21,162

Net interest income after provision for credit losses	943,969	844,428	1,178,136

OTHER INCOME
Gain on interest rate swaps	4,084	16,059	7,565
Other income	1,166	6,443	1,117

Total other income	5,250	22,502	8,682

NONINTEREST EXPENSE
Loan servicing costs	65,970	65,287	62,108
Management fees	10,240	18,675	39,132
Other	3,764	2,531	1,707

Total noninterest expense	79,974	86,493	102,947

Income before income tax expense	869,245	780,437	1,083,871
Income tax expense	1,595	13,161	16,838

Net income	867,650	767,276	1,067,033
Dividends on preferred stock	160,678	293,229	387,483

Net income available to common stockholders	$706,972	474,047	679,550

PER COMMON SHARE DATA
Basic earnings	$7.07	4.74	6.80
Diluted earnings	$7.07	4.74	6.80
AVERAGE SHARES
Basic	99,999,900	99,999,900	99,999,900
Diluted	99,999,900	99,999,900	99,999,900

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2006 (Predecessor)	$743	1,000	17,467,786	361,663	17,831,192
Net income	—	—	—	1,067,033	1,067,033
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.79 per share	—	—	—	(71,559)	(71,559)
Series C preferred securities at $61.76 per share	—	—	—	(261,471)	(261,471)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.67 per share	—	—	—	(667,000)	(667,000)

Balance, December 31, 2007 (Predecessor)	743	1,000	17,467,786	374,213	17,843,742
Net income	—	—	—	767,276	767,276
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $1.34 per share	—	—	—	(53,550)	(53,550)
Series C preferred securities at $43.75 per share	—	—	—	(185,226)	(185,226)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $6.95 per share	—	—	—	(695,000)	(695,000)
Changes incident to business combinations	—	—	1,116,499	(153,260)	963,239

Balance, December 31, 2008 (Successor)	743	1,000	18,584,285	—	18,586,028
Net income	—	—	—	867,650	867,650
Cash dividends
Series A preferred securities at $1.81 per share	—	—	—	(54,375)	(54,375)
Series B preferred securities at $0.68 per share	—	—	—	(27,123)	(27,123)
Series C preferred securities at $18.68 per share	—	—	—	(79,102)	(79,102)
Series D preferred securities at $85.00 per share	—	—	—	(78)	(78)
Common stock at $9.00 per share	—	—	—	(900,000)	(900,000)
Changes incident to business combinations	—	—	(57,677)	—	(57,677)

Balance, December 31, 2009 (Successor)	$743	1,000	18,526,608	(193,028)	18,335,323

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$867,650	767,276	1,067,033
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization/(accretion) of premium/discount on loans	(126,903)	1,510	3,686
Provision for loan losses	217,573	321,605	21,162
Deferred income tax benefits	(12,158)	(8,236)	(3,369)
Interest rate swaps	(4,444)	(21,627)	(24,150)
Accounts receivable/payable—affiliates, net	1,874	—	2,115
Other assets and other liabilities, net	20,506	(4,128)	(156)

Net cash provided by operating activities	964,098	1,056,400	1,066,321

INVESTING ACTIVITIES
Increase in cash realized from
Loans, net	996,318	3,201	177,782
Interest rate swaps	71,046	71,046	70,849

Net cash provided by investing activities	1,067,364	74,247	248,631

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	(170,000)	(130,000)	(200,000)
Collateral held on interest rate swaps	(66,305)	(49,103)	(47,630)
Cash dividends paid	(1,060,763)	(988,144)	(1,054,614)

Net cash used by financing activities	(1,297,068)	(1,167,247)	(1,302,244)

Increase (decrease) in cash and cash equivalents	734,394	(36,600)	12,708
Cash and cash equivalents, beginning of period	1,358,129	1,394,729	1,382,021

Cash and cash equivalents, end of period	$2,092,523	1,358,129	1,394,729

CASH PAID FOR
Interest	$740	11,717	45,203
Income taxes	13,278	25,838	23,711
CHANGE IN NONCASH ITEMS
Dividends payable to affiliates	(85)	85	(131)
Loan payments, net, settled through affiliate	(1,258)	62,781	1,559
Transfers from loans to foreclosed assets	$2,370	1,472	1,408

See accompanying notes to consolidated financial statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. and its subsidiaries (“Wachovia Funding”) is a subsidiary of its parent company, Wachovia Preferred Funding Holding Corp. (“Wachovia Preferred Holding”), which owns 99.85%, or 99,851,752 shares, of Wachovia Funding’s common stock. Wells Fargo & Company, a Delaware corporation (“Wells Fargo”) owns the remaining 148,148 shares, or 0.15%, of Wachovia Funding. Wachovia Preferred Holding is an indirect subsidiary of Wachovia Bank, National Association (the “Bank”), which owns 99.95%, or 4,368 shares, of Wachovia Preferred Holding’s common stock. Wells Fargo owns the remaining 0.05%, or 2 shares, of Wachovia Preferred Holding’s common stock. The Bank is a wholly-owned subsidiary of Wells Fargo. Wachovia Funding has publicly-traded preferred stock outstanding and has a principal business objective to acquire, hold and manage domestic mortgage assets and other authorized investments that will generate income for distribution to Wachovia Funding’s stockholders. On March 20, 2010, the Bank merged into Wells Fargo Bank, National Association (“WFBNA”), with WFBNA as the surviving entity.

On December 31, 2008, Wells Fargo acquired Wachovia Corporation, a North Carolina corporation (“Wachovia”). As a result of this acquisition, each outstanding share of Wachovia common stock was converted into 0.1991 shares of Wells Fargo common stock and each share of Wachovia preferred stock outstanding or reserved for issuance was converted into a share of Wells Fargo preferred stock with substantially identical terms. Following the acquisition, all subsidiaries of Wachovia became subsidiaries of Wells Fargo. On January 2, 2009, Wells Fargo created a new legal entity, Wachovia Corporation, a Delaware corporation (“New Wachovia”), to which it contributed all former subsidiaries of Wachovia. The acquisition did not directly affect the outstanding shares of capital stock of Wachovia Funding. However, the Wachovia Funding Series A preferred securities are now conditionally exchangeable for shares of Wells Fargo preferred stock instead of Wachovia preferred stock. In November 2009, in a corporate reorganization, New Wachovia was merged into Wells Fargo.

As a result of the Wells Fargo acquisition of Wachovia, under purchase accounting, the assets and liabilities of Wachovia Funding were recorded at their respective fair values at December 31, 2008. The more significant fair value adjustments were recorded to the loan portfolio. Because the acquisition occurred on the last day of the reporting period, the income statement for 2008 was not affected by purchase accounting. Information for periods not affected by purchase accounting are labeled herein as “predecessor” and post-acquisition periods reflecting purchase accounting are labeled “successor.”

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (“WREIC”), a Delaware corporation, has operated as a real estate investment trust (“REIT”) since its formation in 1996. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining 1 share is owned by Wells Fargo. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 533.3 shares, 127 shares are owned by employees of Wells Fargo or its affiliates and 6.7 shares are owned by Wells Fargo.

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

WPR holds interest-rate swaps and related cash collateral. Wachovia Funding owns 98.20% of the outstanding member interests in WPR and the remaining 1.80% is owned by the Bank.

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

As a result of the December 31, 2008, Wells Fargo acquisition of Wachovia, the assets and liabilities of Wachovia Funding were adjusted to their respective acquisition date fair values. Certain loans acquired from Wachovia had evidence of deterioration in credit quality since origination, and it was probable at the date of acquisition that we would not collect all contractual principal and interest. These loans are accounted for using the measurement provisions for purchased credit-impaired (“PCI”) loans, which are contained in the Receivables topic (FASB ASC 310) of the Codification and were previously referred to as “SOP 03-3” loans. In accordance with the accounting guidance for PCI loans, no allowance for loan losses was carried over or initially recorded. At December 31, 2008, Wachovia Funding’s purchase accounting adjustments totaled $963.2 million and included a net increase of $907.1 million to loans, a reduction of $55.6 million to the allowance for loan losses related to PCI loans, an increase of $0.8 million to other assets, and an increase of $0.3 million to other liabilities. There was no goodwill recorded for Wachovia Funding in relation to the acquisition; the net purchase accounting adjustments were recorded as a net increase of $963.2 million in additional paid-in capital. The net adjustment to loans included a decrease for PCI loans.

Because the transaction closed on the last day of the 2008 annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Accordingly, we have re-validated and, where necessary, refined our purchase accounting adjustments. During 2009, Wachovia Funding’s December 31, 2008, purchase accounting adjustments were revised by $57.7 million which included a decrease of $59.4 million to loans. These refinements to the initial December 31, 2008, purchase accounting adjustments of $963.2 million resulted in revised total purchase accounting adjustments of $905.5 million.

At December 31, 2009 and 2008, PCI loans had an unpaid principal balance of $227.4 million and $410.9 million, respectively. At December 31, 2009 and 2008, the carrying value of PCI loans was $161.4 million and $227.3 million, respectively. The nonaccretable difference declined $121.2 million from December 31, 2008 to December 31, 2009, primarily from usage due to the recognition of losses from loan resolutions and write-downs. The balance of the accretable yield for PCI loans declined $6.3 million, from $24.5 million at December 31, 2008 to $18.2 million at December 31, 2009, primarily as a result of income accretion. At December 31, 2009, the allowance for loan losses included $10.0 million related to PCI loans. Amounts for PCI loans at December 31, 2008 were refined during 2009, as permitted under purchase accounting, to reflect additional loans as PCI based on additional information that became available.

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

LOANS

Wachovia Funding purchases certain loans from the Bank at fair value. While these transfers represent legal sales by the Bank, they are not treated as sales under GAAP because of the Bank’s direct and indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. The assets continue to be classified as loans in Wachovia Funding’s financial statements because the returns on and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. At December 31, 2009, the outstanding balance of these loans purchased from the Bank amounted to $12.9 billion. The remainder of Wachovia Funding’s outstanding loan balance was received through a contribution of assets in 2005 and prior years from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. These contributed assets were recorded as an increase to loans and to additional paid-in capital.

Loans are recorded at the principal balance outstanding, net of any charge-offs and applicable premium or discount. Interest income is recognized on an accrual basis. Premiums and discounts are amortized as an adjustment to the yield over the term of the loan. If a prepayment occurs on a loan, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the prepayment occurs.

A loan is considered to be impaired when based on current information, it is probable Wachovia Funding will not receive all amounts due in accordance with the contractual terms of a loan agreement. The amount of a loan’s impairment is measured based on either the present value of expected future cash flows

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring.

When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then applied to interest income, to the extent any interest has been foregone.

The accrual of interest is generally discontinued on commercial loans that become 90 days past due as to principal or interest, or where reasonable doubt exists as to collection, unless well secured and in the process of collection. Consumer real estate loans that become 120 days past due are placed on nonaccrual status. When borrowers demonstrate over an extended period the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan is returned to accrual status. These loans are charged off or charged down to the net realizable value of the collateral when deemed uncollectible, due to bankruptcy or other factors, or when they reach a defined number of days past due based on loan product, industry practice, terms and other factors.

PURCHASED CREDIT-IMPAIRED LOANS

Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for using the guidance for PCI loans, which is contained in the Receivables topic of the Codification. PCI loans are initially recorded at fair value, and any related allowance for loan losses cannot be carried over.

Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores and recent loan-to-value percentages. Generally, acquired loans that meet our definition for nonaccrual status are considered to be credit-impaired.

Accounting for PCI loans at acquisition involves estimating fair value using the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected. The difference between contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, we complete quarterly evaluations of expected cash flows. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral result in removal of the loan from the PCI loan portfolio at its carrying amount.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Because PCI loans are written down at acquisition to an amount estimated to be collectible, such loans are not classified as nonaccrual even though they may be contractually past due. We expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting). PCI loans are also excluded from the disclosure of loans 90 days or more past due and still accruing interest. Even though substantially all of them are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield that is accreted into interest income over the estimated life of the PCI loans using the effective yield method.

ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

The allowance for loan losses and reserve for unfunded credit commitments (collectively, the “allowance for credit losses”) is management’s estimate of credit losses inherent in the loan portfolio and in unfunded commercial lending commitments, respectively, as of the date of the consolidated financial statements.

DERIVATIVES

All derivatives (primarily interest rate swaps) are recorded at fair value on the balance sheet. Realized and unrealized gains and losses are included as a gain (loss) on interest rate swaps in the results of operations. In connection with Wachovia Fundings’ derivative activities, Wachovia Funding may obtain collateral from, or deliver collateral to derivative counterparties. The amount of collateral required is based on the level of credit risk and on the strength of the individual counterparty. Generally, the form of the collateral required is cash. All of our derivatives are economic hedges and none are treated as accounting hedges.

Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging.

At December 31, 2009, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.46 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.25%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.46 years, weighted average receive rate of 0.25% and weighted average pay rate of 5.72% at December 31, 2009. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR.

INCOME TAXES

Wachovia Funding and WREIC are taxed as REITs under relevant sections of the Internal Revenue Code (the “Code”). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2009, Wachovia Funding and WREIC complied with these provisions and, with the exception of WPR, are not subject to federal income tax. Wachovia Funding and WREIC file separate federal income tax returns for the tax years ended December 31, 2009, 2008, and 2007, and therefore are not included in the Wells Fargo (2009) or Wachovia (2008 and 2007) consolidated tax returns or subject to the allocation of federal income tax liability (benefit) resulting from these consolidated tax returns. In addition, Wachovia Funding and WREIC will file unitary state income tax returns along with other subsidiaries of Wells Fargo in 2009 and filed with Wachovia in 2008 and 2007.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

For the tax year ending December 31, 2009, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

•

In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wells Fargo agreed to make, or cause its subsidiaries to make, a capital contribution to us equal in amount to any income taxes payable by us. Therefore, we believe a failure to qualify as a REIT would not result in any net capital impact to us.

WPR has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR will file unitary state income tax returns along with other subsidiaries of Wells Fargo in 2009 and has filed with Wachovia in 2008 and 2007.

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

December 31, 2009, 2008 and 2007

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

In fourth quarter 2009, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2009-5, Measuring Liabilities at Fair Value.

Our adoption of the Codification in third quarter 2009 is discussed earlier in this Note. The remaining pronouncements are described in more detail below.

FASB ASC 815-10 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted this pronouncement for first quarter 2009 reporting. See Note 6 in this Report for disclosures on derivatives and hedging activities. This standard does not affect our consolidated financial statements since it amends only the disclosure requirements for derivative instruments and hedged items.

FASB ASC 810-10 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to our adoption of this standard, noncontrolling interests were classified in liabilities or between liabilities and equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as equity transactions. This guidance was effective for us on January 1, 2009. Adoption of the new accounting treatment prescribed for noncontrolling interests was not material to Wachovia Funding.

FASB ASC 820-10 addresses the use of price quotes when measuring fair value in situations where markets are inactive and transactions are not orderly. Using all available facts and circumstances, companies are required to estimate the degree to which orderly transactions are occurring in markets. Price quotes based upon transactions that are orderly must be considered in determining fair value measurement, and the weight given to the quotes is based upon various factors, including transaction volume and comparability of the transactions to the assets or liabilities being measured. Price quotes based upon transactions that are not orderly should be given little, if any, weight in measuring fair value. Adoption of this pronouncement did not affect our financial statement results.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

FASB ASC 825-10 states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. See Note 10 in this Report for related disclosures on financial instruments. Because the new provisions of FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, the adoption of this pronouncement does not affect our consolidated financial statements.

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

ASU 2009-5 describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the principles of FASB ASC 820, Fair Value Measurements and Disclosures. When measuring the fair value of liabilities, this Update reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurement. In addition, this Update clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. For example, an entity should not include separate adjustments for contractual restrictions that prevent the transfer of the liability because the restriction would be factored into other inputs used in the fair value measurement of the liability. However, separate adjustments are needed in situations where the unit of account for the asset is not the same as for the liability. This guidance was effective for us in fourth quarter 2009 with adoption applied prospectively. Our adoption of this standard did not have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in 2008 and 2007 were reclassified to conform with the presentation in 2009. These reclassifications had no effect on Wachovia Funding’s previously reported consolidated financial position or results of operations.

SUBSEQUENT EVENTS

We have evaluated the effects of subsequent events that have occurred subsequent to period end December 31, 2009, and through March 23, 2010, which is the date we issued our financial statements. During this period there have been no material events that would require recognition in our 2009 consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements. On March 20, 2010, the Bank merged into WFBNA, with WFBNA as the surviving entity.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

The accounting guidance for fair value measurement is included in FASB ASC 820, Fair Value Measurements and Disclosures, which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market. If there is no principal market, an entity should use the most advantageous market for the specific asset or liability at the measurement date (referred to as an exit price). FASB ASC 820 also includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

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

December 31, 2009, 2008 and 2007

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009, for each of the fair value hierarchy levels.

	December 31, 2009
	(Successor)
(In thousands)	Level 1	Level 2	Level 3	Netting (a)	Total
ASSETS
Interest rate swaps	$ —	578,790	—	(577,814)	976

Total assets at fair value	$ —	578,790	—	(577,814)	976

LIABILITIES
Interest rate swaps	$ —	404,203	—	(404,203)	—

Total liabilities at fair value	$ —	404,203	—	(404,203)	—

(a)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging. See Note 6 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of December 31, 2009, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

NOTE 3:    LOANS

Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, Pennsylvania, New Jersey, North Carolina, Virginia and Georgia. These markets include approximately 70% and 78% of Wachovia Funding’s total loan balance at December 31, 2009 and 2008, respectively.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The following table reflects the major categories of the loan portfolio at December 31, 2009 and 2008.

	December 31,
(In thousands)	2009	2008
	(Successor)	(Successor)
COMMERCIAL AND COMMERCIAL REAL ESTATE
Commercial	$287,578	386,780
Real estate mortgage	1,617,576	1,996,050
Real estate construction	86,579	141,202

Total commercial and commercial real estate	1,991,733	2,524,032

CONSUMER
Real estate 1-4 family first mortgage	9,133,283	8,351,320
Real estate 1-4 family junior lien mortgage	5,276,588	6,606,153

Total consumer	14,409,871	14,957,473

Total loans	$16,401,604	17,481,505

At December 31, 2009 and 2008, nonaccrual loans amounted to $207.5 million and $175 thousand, respectively; restructured loans were $110.6 million at December 31, 2009. At December 31, 2009, nonaccruing restructured loans were $10.0 million. Impairment measurement for TDRs is based on the discounted cash flow method. PCI loans have been classified as accruing. In 2009, $8.0 million in gross interest income would have been recorded if all nonaccrual loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination if held for part of the period. Loans past due 90 days or more as to interest or principal and still accruing interest were $50.5 million at December 31, 2009, and $3.1 million at December 31, 2008.

NOTE 4:	ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

(in thousands)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
Balance, beginning of year	$269,913	93,583	81,656
Provision for credit losses	217,573	321,605	21,162
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(6)	826	—
Real estate mortgage	(198)	(1,073)	—
Real estate construction	(27)	—	—

Total commercial and commercial real estate	(231)	(247)	—

Consumer:
Real estate 1-4 family first mortgage	(57,770)	(45,745)	(5,737)
Real estate 1-4 family junior lien mortgage	(95,052)	(43,868)	(4,189)

Total consumer	(152,822)	(89,613)	(9,926)

Total loan charge-offs	(153,053)	(89,860)	(9,926)

Loan recoveries:
Commercial and commercial real estate:
Commercial	—	—	86
Real estate mortgage	4	135	—
Real estate construction	—	—	—

Total commercial and commercial real estate	4	135	86

Consumer:
Real estate 1-4 family first mortgage	1,349	279	638
Real estate 1-4 family junior lien mortgage	1,920	270	333

Total consumer	3,269	549	971

Total loan recoveries	3,273	684	1,057

Net loan charge-offs	(149,780)	(89,176)	(8,869)

Allowances related to business combinations/other (1)	165	(56,099)	(366)

Balance, end of year	$337,871	269,913	93,583

Components:
Allowance for loan losses	$337,431	269,343	93,095
Reserve for unfunded credit commitments	440	570	488

Allowance for credit losses	$337,871	269,913	93,583

Net loan charge-offs as a percentage of average total loans	0.88%	0.55	0.05
Allowance for loan losses as a percentage of total loans	2.06	1.54	0.56
Allowance for credit losses as a percentage of total loans	2.06	1.54	0.57

(1)	As a result of purchase accounting, the allowance for loan losses is not carried over for PCI loans. Further information on PCI loans is presented in Note 1.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 5:    STOCKHOLDERS’ EQUITY

Wachovia Funding has authorized preferred and common stock. The preferred securities consist of Series A, Series B, Series C and Series D. Series A, Series B and Series D preferred securities are non- cumulative and only receive dividends when declared by the board of directors. If declared, Series A, Series B and Series D holders will receive 7.25%, three-month LIBOR plus 1.83% and 8.5% per security, respectively. Series C preferred securities have cumulative dividend rights in which holders are entitled to dividends at the rate equal to three-month LIBOR plus 0.85% per annum per security for the first seven years after issuance after which the dividend increased to three-month LIBOR plus 2.25% per annum per security. This increased dividend rate took effect in the fourth quarter of 2009. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings.

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

NOTE 6:    DERIVATIVES

We use derivative financial instruments as economic hedges and none are treated as accounting hedges. By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, master netting arrangements and collateral, where appropriate. Derivatives balances and related cash collateral amounts are shown net in the balance sheet as long as they are subject to master netting agreements and meet the criteria for net presentation in accordance with FASB ASC 815, Derivatives and Hedging. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments as prescribed in FASB ASC 815 were:

	December 31, 2009 (Successor)			December 31, 2008 (Successor)
		Fair value			Fair value
(In thousands)	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional Or Contractual Amount	Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	578,790	404,203	8,200,000	775,768	534,578
Netting (1)		(577,814)	(404,203)		(774,495)	(534,578)

Total		$976	—		1,273	—

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statements of income related to derivatives not designated as hedging instruments for 2009 were $4.1 million.

NOTE 7:    INCOME TAXES

The components of income tax expense were:

(In thousands)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
CURRENT INCOME TAX EXPENSE
Federal	$14,928	18,175	17,324
State	1,238	3,222	2,883

Total current income tax expense	16,166	21,397	20,207

DEFERRED INCOME TAX EXPENSE (BENEFIT)
Federal	(13,455)	(8,245)	(3,271)
State	(1,116)	9	(98)

Total deferred income tax expense (benefit)	(14,571)	(8,236)	(3,369)

Total income tax expense	$1,595	13,161	16,838

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2009, is presented below.

	2009		2008		2007
	(Successor)		(Predecessor)		(Predecessor)
(In thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Income before income tax expense	$869,245		$780,437		$1,083,871

Tax at federal income tax rate	$304,235	35.0%	$273,153	35.0%	$379,355	35.0%
Reasons for differences in federal income tax rate and effective tax rate
REIT income not subject to federal taxation	(302,720)	(34.8)	(263,091)	(33.7)	(365,230)	(33.7)
State income taxes, net	80	—	3,099	0.4	2,713	0.3

Total	$1,595	0.2%	$13,161	1.7%	$16,838	1.6%

In 2009, 2008 and 2007, the income before income tax expense of $869.2 million, $780.4 million and $1.1 billion, respectively, included $864.9 million, $751.7 million and $1.0 billion, respectively, of REIT income not subject to federal taxation. The remaining income before income taxes of $4.3 million, $28.7 million and $40.4 million in 2009, 2008 and 2007, respectively, is income before income taxes of WPR. Income tax expense was $1.6 million, $13.2 million and $16.8 million, respectively, for 2009, 2008 and 2007. The decrease in income tax expense for 2009 is primarily related to the decrease in income before income tax expense of WPR and a decrease in state income tax expense related to the adoption of the Wells Fargo tax settlement policy.

The sources of temporary differences that give rise to deferred income tax liabilities are interest rate swap contracts. The related tax effects at December 31, 2009, 2008 and 2007, were $50.0 million, $62.1 million and $70.4 million, respectively. In addition, a change in the 2009 net deferred income tax liability of $2.4 million relates to the purchase accounting adjustments recorded due to the acquisition of Wachovia by Wells Fargo.

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

At December 31, 2009, WPR had no federal net operating loss carryforwards.

Wachovia Funding evaluates uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon its current evaluation, Wachovia Funding has concluded that there are no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements at December 31, 2009.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Wachovia Funding recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Wachovia Funding recognized no interest in 2009 and the balance of accrued interest was zero at December 31, 2009.

Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain income tax positions. At December 31, 2009, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

On December 21, 2009, the Internal Revenue Service (the “IRS”) issued a Revenue Agent’s Report for Wachovia for the tax years 2003-2005. There were no material adjustments for Wachovia Funding or its subsidiaries in the IRS report.

NOTE 8:    TRANSACTIONS WITH AFFILIATED PARTIES

Wachovia Funding, as a subsidiary, is subject to certain income and expense allocations from affiliated parties for various services received. In addition, Wachovia Funding enters into transactions with affiliated parties in the normal course of business. The principal items related to transactions with affiliated parties included in the accompanying consolidated balance sheets and consolidated statements of operations are described below. Due to the nature of common ownership of Wachovia Funding and the affiliated parties by Wells Fargo in 2009, the following transactions could differ from those conducted with unaffiliated parties.

Included in loan servicing costs are fees paid to affiliates of $63.0 million in 2009, $64.6 million in 2008 and $61.8 million in 2007. In 2009, Wachovia Funding was assessed monthly management fees based on our relative percentage of the Bank’s total consolidated assets and noninterest expense. Wachovia Funding believes this allocation method represents a reasonable basis for allocating general overhead expenses. For 2008 and 2007, as an affiliate qualifying for an allocation with over $10 million in qualifying assets, Wachovia Funding was assessed management fees based on its relative percentage of total consolidated assets and noninterest expense. These expenses amounted to $10.2 million in 2009, $18.7 million in 2008 and $39.1 million in 2007.

At December 31, 2009 and 2008, eurodollar deposit investments due from the Bank included in cash and cash equivalents were $2.1 billion and $1.3 billion, respectively. Interest income earned on eurodollar deposit investments included in interest income was $1.4 million in 2009, $30.9 million in 2008 and $78.5 million in 2007.

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of December 31, 2009 and 2008, substantially all of Wachovia Funding’s loans are in the form of loan participation interests. Although Wachovia Funding may purchase loans from third parties, Wachovia Funding has historically purchased from the Bank loan participation interests in loans originated or purchased by the Bank.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to Wachovia Funding’s interest rate swaps. In consideration of these services, Wachovia Funding pays the Bank 0.015% multiplied by

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $13 thousand in 2009, $11 thousand in 2008 and $8 thousand in 2007, and were included in loan servicing costs.

The Bank acts as collateral custodian for Wachovia Funding in connection with collateral pledged to Wachovia Funding related to the interest rate swaps. For this service, Wachovia Funding pays the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $113 thousand in 2009, $155 thousand in 2008 and $152 thousand in 2007. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as custodian for Wachovia Funding. The Bank pays Wachovia Funding a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral the Bank holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows Wachovia Funding to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on Wachovia Funding’s part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, Wachovia Funding had invested $173.6 million, $239.9 million and $289.0 million of cash collateral in interest-bearing investments with the Bank or other Wells Fargo subsidiaries at December 31, 2009, 2008 and 2007, respectively. Amounts received under this agreement were $595 thousand in 2009, $13.4 million in 2008 and $34.5 million in 2007, and were included in interest income on eurodollar investments noted above.

The Bank also provides a guaranty of Wachovia Funding’s obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, Wachovia Funding pays the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in 2009, 2008 and 2007.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, Wachovia Funding can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At December 31, 2009, Wachovia Funding had zero outstanding under this facility compared to $170.0 million at December 31, 2008.

NOTE 9:    COMMITMENTS, GUARANTEES AND OTHER MATTERS

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

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

The contract or notional amount of commitments to extend credit at December 31, 2009, was $666.7 million. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of commitments to extend credit at December 31, 2009, was negative $440 thousand. The estimated fair value of lending commitments is negative due to the current economic environment, and represents the estimated amount that Wachovia Funding would need to pay a third party to assume our December 31, 2009, exposure on lending commitments.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2009, 2008 or 2007. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2009, related to these indemnifications.

Wachovia Funding is not currently involved in nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our results of operations for any particular period.

NOTE 10:    CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at December 31, 2009 and 2008, is presented below.

	December 31, 2009 (Successor)		December 31, 2008 (Successor)
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$2,092,523	2,092,523	1,358,129	1,358,129
Loans, net of unearned income and allowance for loan losses (a)	16,064,173	16,183,305	17,212,162	17,212,162
Interest rate swaps (b)	976	976	1,273	1,273
Accounts receivable—affiliates, net	166,388	166,388	167,004	167,004
Other financial assets	$82,621	82,621	90,882	90,882

FINANCIAL LIABILITIES
Line of credit with affiliate	—	—	170,000	170,000
Other financial liabilities	$19,259	19,259	16,666	16,666

(a)	The fair value of loans at December 31, 2008, reflects the value assigned in purchase accounting as a result of the Wells Fargo acquisition of Wachovia.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(b)	Interest rate swaps are reported net of cash collateral received of $173.6 million and $239.9 million at December 31, 2009 and 2008, respectively, pursuant to the accounting requirements for net presentation as prescribed in FASB ASC 815. See Note 6 for additional information on derivatives.

We have not included assets and liabilities that are not financial instruments in our disclosure, such as certain other assets, deferred income tax liabilities and certain other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of Wachovia Funding.

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

For consumer loans, fair value is calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate risk adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

Wachovia Funding’s interest rate swaps are recorded at fair value. The fair value of interest rate swaps is estimated using discounted cash flow analyses based on observable market data. Substantially all the other financial assets and liabilities have maturities of three months or less, and accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

NOTE 11:    WACHOVIA PREFERRED FUNDING CORP. (PARENT)

The Parent, under the terms of a revolving credit agreement, can borrow from the Bank up to $1.0 billion at a rate of interest equal to the federal finds rate. At December 31, 2009, there were no borrowings outstanding between the Parent and the Bank.

The Parent’s condensed balance sheets as of December 31, 2009 and 2008, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2009, follow.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

CONDENSED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2009	2008
	(Successor)	(Successor)
ASSETS
Cash and cash equivalents	$521,947	528,943
Loans, net of unearned income	12,635,555	12,753,796
Allowance for loan losses	(267,969)	(203,545)

Loans, net	12,367,586	12,550,251

Investment in wholly owned subsidiaries	5,248,461	5,314,051
Accounts receivable—affiliates, net	127,248	125,451
Other assets	73,803	70,292

Total assets	$18,339,045	18,588,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Other liabilities	$3,722	2,960

Total liabilities	3,722	2,960

Stockholders’ equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2009 and 2008	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2009 and 2008	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2009 and 2008	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2009 and 2008	1,000	1,000
Additional paid-in capital	18,526,608	18,584,285
Retained earnings (deficit)	(193,028)	—

Total stockholders’ equity	18,335,323	18,586,028

Total liabilities and stockholders’ equity	$18,339,045	18,588,988

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
INTEREST INCOME	$924,400	872,958	868,326
INTEREST EXPENSE ..	346	3,171	7,409

Net interest income	924,054	869,787	860,917
Provision for credit losses	165,912	248,459	12,858

Net interest income after provision for credit losses	758,142	621,328	848,059

OTHER INCOME
Other income . . . . .	422	5,976	351

Total other income . .	422	5,976	351

NONINTEREST EXPENSE
Loan servicing costs	49,669	50,267	47,246
Management fees . . . . . .	7,461	13,328	27,083
Other expense . . .	2,814	1,697	1,017

Total noninterest expense .	59,944	65,292	75,346

Income before income taxes and equity in undistributed net income of subsidiaries .	698,620	562,012	773,064
Income taxes . . . . .	—	2,102	1,858

Income before equity in undistributed net income of subsidiaries	698,620	559,910	771,206
Equity in undistributed net income of subsidiaries . . . . . .	169,030	207,366	295,827

Net income. . . . . . . . . . . . .	867,650	767,276	1,067,033
Dividends on preferred stock . . . .	160,678	293,229	387,483

Net income available to common stockholders	$706,972	474,047	679,550

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$867,650	767,276	1,067,033
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization/(accretion) of premium/discount on loans	(126,903)	1,510	3,686
Equity in undistributed net income of subsidiaries	(169,030)	(207,366)	(295,827)
Provision for credit losses	165,912	248,459	12,858
Accounts receivable/payable—affiliates, net	2,235	(195)	1,230
Other assets and other liabilities, net	(818)	(2,611)	7,428

Net cash provided by operating activities	739,046	807,073	796,408

INVESTING ACTIVITIES
Increase (decrease) in cash realized from
Investment in subsidiaries, net	234,619	234,682	276,615
Loans, net	80,017	(185,694)	1,021,972

Net cash provided by investing activities	314,636	48,988	1,298,587

FINANCING ACTIVITIES
Decrease in cash realized from
Line of credit with affiliate	—	—	(500,000)
Cash dividends paid	(1,060,678)	(988,229)	(1,054,614)

Net cash used by financing activities . . .	(1,060,678)	(988,229)	(1,554,614)

Increase (decrease) in cash and cash equivalents	(6,996)	(132,168)	540,381
Cash and cash equivalents, beginning of year	528,943	661,111	120,730

Cash and cash equivalents, end of year	$521,947	528,943	661,111

CASH PAID FOR
Interest	$346	3,171	7,409
Taxes	3,033	1,985	1,286
NONCASH ITEMS
Loan payments, net, settled through affiliate	(4,031)	44,742	23,365
Transfers from loans to foreclosed assets	$2,370	1,472	1,408

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

Date: March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

MARK C. OMAN* Mark C. Oman	Chief Executive Officer and Director, Wachovia Preferred Funding Corp. (Principal Executive Officer)

HOWARD I. ATKINS* Howard I. Atkins	Chief Financial Officer, Wachovia Preferred Funding Corp. (Principal Financial Officer)

RICHARD D. LEVY* Richard D. Levy	Executive Vice President and Controller, Wachovia Preferred Funding Corp. (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

HOWARD T. HOOVER* Howard T. Hoover	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ Ross E. Jeffries, Jr. Ross E. Jeffries, Jr.

Date: March 23, 2010

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