Form 10-Q
period 2010-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2010-05-12
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Income	15
	Consolidated Balance Sheet	16
	Consolidated Statement of Changes in Stockholders’ Equity	17
	Consolidated Statement of Cash Flows	18
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	19
	2 - Loans and Allowance for Credit Losses	21
	3 - Derivatives	23
	4 - Fair Values of Assets and Liabilities	24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations	2
	Balance Sheet Analysis	4
	Commitments	5
	Risk Management	5
	Liquidity and Capital Resources	10
	Transactions with Affiliated Parties	11
	Critical Accounting Policy	11
	Forward-Looking Statements	12
	Risk Factors	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	14

PART II	Other Information
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signature		28

Exhibit Index		27

PART I – FINANCIAL INFORMATION

This Report on Form 10-Q for the quarter ended March 31, 2010, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo  & Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 20, 2010, Wachovia Bank, National Association, a wholly-owned subsidiary of Wells Fargo, merged with and into the Bank, with the Bank as the surviving entity. As a result of this merger, the Bank acquired all of the assets and assumed all of the liabilities of Wachovia Bank, National Association, including without limitation, the liabilities as a servicer of our loan participation interest portfolio. At March 31, 2010, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.

For the tax year ending December 31, 2010, we expect to be taxed as a real estate investment trust (a REIT), and we intend to comply with the relevant provisions of the Internal Revenue Code (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, Wachovia Preferred Realty, LLC (WPR), we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Results of Operations

For purposes of this discussion, the term “loans” includes loans and loan participation interests, the term “consumer loans” includes real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and the term “commercial loans” includes commercial and commercial real estate loans. The following table presents certain performance and dividend payout ratios for the three months ended March 31, 2010 and 2009.

	Quarter ended March 31,
	2010	2009
Return on average assets	2.88%	5.18
Return on average stockholders’ equity	2.89	5.33
Average stockholders’ equity to assets	99.50	97.25
Dividend payout ratio	180.47	88.68

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

In the three months ended March 31, 2010 and 2009, we purchased loans from the Bank at estimated fair value. Wachovia Funding paid $344.8 million and $1.3 billion, respectively, for consumer loans in these periods.

2010 to 2009 Three Month Comparison

Net income available to common stockholders.    We earned net income available to common stockholders of $86.2 million and $197.6 million in first quarter 2010 and 2009, respectively. This decrease was primarily attributable to higher provision for credit losses and lower net interest income, partially offset by lower noninterest expense.

Interest Income.    Interest income of $272.4 million in first quarter 2010 decreased $5.7 million, or 2%, compared with first quarter 2009. Lower average interest-earning assets more than offset increasing consumer interest rates compared with first quarter 2009. The average interest rate on total interest-earning assets was 5.97% in first quarter 2010 and in first quarter 2009.

Average consumer loans decreased $918.9 million to $14.1 billion compared with first quarter 2009 while average commercial loans decreased $536.6 million to $1.9 billion in the same period due to paydowns. In first quarter 2010, interest income included $35.0 million from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. All loan paydowns were reinvested in consumer loans. We currently anticipate that we will continue to reinvest loan paydowns primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $308 thousand to $315 thousand in first quarter 2010 compared with first quarter 2009, driven by lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the three months ended March 31, 2010 and 2009, are presented below.

	Quarter ended March 31,
	2010			2009
(in thousands)	Average balance	Interest income	Yields/ rates	Average balance	Interest income	Yields/ rates
Commercial loans	$1,873,171	10,428	2.26%	$2,409,772	13,912	2.34%
Real estate 1-4 family	14,088,584	261,685	7.52	15,007,439	263,572	7.12
Interest-bearing deposits in banks and other earning assets	2,524,684	315	0.05	1,458,465	623	0.17

Total interest-earning assets	$18,486,439	272,428	5.97%	$18,875,676	278,107	5.97%

Interest Expense.    We did not have any borrowings on our line of credit in first quarter 2010; therefore, no interest expense was incurred, compared with $164 thousand in first quarter 2009. The line of credit with the Bank averaged $381.6 million in first quarter 2009.

Provision for Credit Losses.    The provision for credit losses was $124.1 million in first quarter 2010 compared with $13.9 million in first quarter 2009. The increase in the provision for credit losses resulted from higher net charge-offs as well as a credit reserve build to increase the allowance for loan losses. The increase in charge-offs is largely attributable to the challenging economic and housing conditions impacting the consumer real estate portfolio. Please refer to the “—Balance Sheet Analysis” section for information on the allowance for loan losses.

Gain on Interest Rate Swaps.    Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $1.1 million in first quarter 2010 compared with a gain of $1.3 million in first quarter 2009. The lower gain in first quarter 2010 primarily reflects a lower magnitude of interest rate decreases compared with first quarter 2009. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $58 thousand and $111 thousand in first quarter 2010 and 2009, respectively.

Loan Servicing Costs.    Loan servicing costs decreased $1.8 million to $15.6 million in first quarter 2010, which reflects the impact of paydowns on commercial and consumer loans. These costs are driven by the size and mix of our loan portfolio. Home equity loan products cost more to service than other loan products. All loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by a percentage per annum.

Management Fees.    Management fees were $1.1 million in first quarter 2010 compared with $3.1 million in first quarter 2009, primarily reflecting a change in allocation methodology. Management fees represent reimbursements for general overhead expenses paid on our behalf. For 2010, management fees are calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. In 2009, Wachovia Funding was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other Expense.    Other expense primarily consists of costs associated with foreclosures on residential properties.

Income Tax Expense.    Income tax expense, which is primarily based on the pre-tax income of WPR, our taxable REIT subsidiary, was $437 thousand in first quarter 2010 compared with $1.1 million in first quarter 2009. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2010 is primarily related to the reduction in pre-tax income and lower state income tax expense.

Balance Sheet Analysis

Total Assets.    Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $18.3 billion at March 31, 2010, compared with $18.4 billion at December 31, 2009. Loans, net of unearned income were 87% of total assets at March 31, 2010, compared to 89% at December 31, 2009.

Loans.    Loans, net of unearned income decreased $480.9 million to $15.9 billion at March 31, 2010, compared with December 31, 2009, primarily reflecting paydowns across the entire portfolio, partially offset by consumer loan reinvestments. At both March 31, 2010, and December 31, 2009, consumer loans represented 88% of loans and commercial loans represented 12%.

Allowance for Loan Losses.    The allowance for loan losses increased $44.3 million from December 31, 2009, to $381.8 million at March 31, 2010. The first quarter 2010 reserve build was primarily driven by continuing housing related economic conditions, a continuing cautious economic outlook and increased uncertainty around the projected benefits of loan modifications.

At March 31, 2010, the allowance for loan losses included $356.3 million for consumer loans and $25.5 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider the allowance for loan losses of $381.8 million adequate to cover credit losses inherent in the loan portfolio at March 31, 2010.

Net charge-offs in first quarter 2010 were $79.7 million (2.03% of average total loans outstanding, annualized) compared with $11.9 million (0.27%) in first quarter 2009. The increase in losses resulted from the economic conditions in the marketplace affecting our customers. The increase was concentrated in consumer real estate. For the consumer real estate portfolios, early stage delinquencies and property values are beginning to stabilize. The increase in losses is attributable to previous deterioration in the credit quality of assets in this portfolio and although we are encouraged by current delinquency trends we expect losses to remain elevated near term. Net charge-offs in the consumer loan portfolio totaled $79.9 million in first quarter 2010. Improvement in loss levels will correlate with improvements in the unemployment rates and residential real estate values in the markets where our loan customers reside.

Interest Rate Swaps.    Interest rate swaps, net were $1.1 million at March 31, 2010, and $1.0 million at December 31, 2009, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $162.6 million at March 31, 2010, compared with $166.4 million at December 31, 2009, as a result of intercompany transactions related to net loan paydowns, interest receipts and funding with the Bank.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Management—Liquidity and Funding” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At March 31, 2010 and December 31, 2009, unfunded commitments to extend credit were $632.4 million and $666.7 million, respectively.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market, operational and liquidity risks. The following discussion highlights this framework as it relates to how we manage each of these risks.

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

Our underwriting of commercial real estate (CRE) loans is focused primarily on cash flows and creditworthiness, not solely collateral valuations. To identify and manage newly emerging problem CRE loans we employ a high level of surveillance and regular customer interaction to understand and manage the risks associated with these assets, including regular loan reviews and appraisal updates. As issues are identified, management is engaged and dedicated workout groups are in place to manage problem assets.

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same industry or geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of our loan portfolio for the states with more than five percent of the total loans outstanding.

(in thousands)	Commercial and commercial real estate	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
December 31, 2009
Florida	$529,202	1,366,181	726,688	2,622,071	16%
Pennsylvania	265,808	1,282,162	896,169	2,444,139	15
New Jersey	284,655	991,811	1,072,175	2,348,641	14
North Carolina	365,005	888,388	432,254	1,685,647	10
Virginia	150,151	666,856	543,912	1,360,919	9
Georgia	86,649	492,159	432,805	1,011,613	6
All other states	310,263	3,445,726	1,172,585	4,928,574	30

Total loans	$1,991,733	9,133,283	5,276,588	16,401,604	100%

March 31, 2010
Florida	$453,936	1,383,200	696,395	2,533,531	16%
Pennsylvania	232,907	1,214,112	833,150	2,280,169	14
New Jersey	282,598	963,566	1,024,417	2,270,581	14
North Carolina	348,286	977,174	413,074	1,738,534	11
Virginia	143,649	660,570	513,018	1,317,237	9
Georgia	87,963	466,461	408,171	962,595	6
All other states	308,741	3,423,690	1,085,617	4,818,048	30

Total loans	$1,858,080	9,088,773	4,973,842	15,920,695	100%

For purposes of portfolio risk management, we aggregate commercial loans according to market segmentation and standard industry codes. This portfolio has experienced less credit deterioration than our CRE portfolio. We believe this portfolio is well underwritten and is diverse in its risk with relatively even concentrations across several industries. The following table is a summary of our commercial loans by industry.

	March 31, 2010		December 31, 2009
(in thousands)	Total	% of total loans	Total	% of total loans
Finance	$57,436	25%	$45,544	16%
Public administration	30,810	14	96,987	34
Real estate-other (1)	26,720	12	33,815	12
Investors	25,833	11	25,900	9
Industrial equipment	23,880	10	17,290	6
Food and beverage	16,981	8	28,705	10
Crops	15,035	7	9,667	3
Real estate investment trust	10,904	5	6,878	2
Healthcare	7,320	3	7,330	3
Other	10,412	5	15,462	5

Total commercial loans	$225,331	100%	$287,578	100%

(1)	Includes lessors, building operators and real estate agents.

The following table is a summary of commercial real estate loans by state and property type.

	March 31, 2010				December 31, 2009
(in thousands)	Real estate mortgage	Real estate construction	Total	% of total loans	Real estate mortgage	Real estate construction	Total	% of total loans
By state:
Florida	$387,261	16,652	403,913	25%	$396,877	18,577	415,454	25%
North Carolina	335,928	10,147	346,075	21	352,165	10,347	362,512	21
New Jersey	228,997	-	228,997	14	226,074	-	226,074	13
Pennsylvania	149,385	49,997	199,382	12	172,083	52,372	224,455	13
South Carolina	119,671	152	119,823	7	104,979	147	105,126	6
Georgia	86,139	1,563	87,702	6	84,785	1,575	86,360	5
Virginia	77,416	3,508	80,924	5	95,610	3,561	99,171	6
All other states	165,629	304	165,933	10	185,003	-	185,003	11

Total loans	$1,550,426	82,323	1,632,749	100%	$1,617,576	86,579	1,704,155	100%

By property:
Office buildings	$396,003	1,531	397,534	24%	$411,774	1,661	413,435	24%
Industrial/warehouse	301,346	4,112	305,458	19	312,131	4,172	316,303	19
Retail (excluding shopping center)	209,467	-	209,467	13	212,383	3,482	215,865	13
Real estate—other	153,978	3,713	157,691	10	168,410	3,803	172,213	10
Shopping center	150,003	-	150,003	9	152,633	-	152,633	9
Hotel/motel	111,107	-	111,107	7	111,538	-	111,538	7
Apartments	85,705	12,576	98,281	6	91,970	12,703	104,673	6
Institutional	76,100	2,483	78,583	5	78,870	2,496	81,366	5
Land (excluding 1-4 family)	58,707	2,724	61,431	4	70,450	3,004	73,454	4
1-4 family structure	5,070	53,891	58,961	3	5,209	54,284	59,493	3
Other	2,940	1,293	4,233	-	2,208	974	3,182	-

Total loans	$1,550,426	82,323	1,632,749	100%	$1,617,576	86,579	1,704,155	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and loan-to-value (LTV) ratio:

	March 31, 2010		December 31, 2009
(in thousands)	Real estate 1-4 family mortgage	Current LTV ratio (1)	Real estate 1-4 family mortgage	Current LTV ratio (1)
Florida	$2,079,595	85%	$2,092,869	85%
Pennsylvania	2,047,262	71	2,178,331	72
New Jersey	1,987,983	72	2,063,986	74
North Carolina	1,390,248	75	1,320,642	76
Virginia	1,173,588	74	1,210,768	76
Georgia	874,632	88	924,964	88
All other states	4,509,307	73%	4,618,311	76%

Total loans	$14,062,615		$14,409,871

(1)	Collateral values are determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

Nonaccrual loans increased to $251.2 million at March 31, 2010, from $207.5 million at December 31, 2009. The increase was primarily related to real estate 1-4 family first mortgage loans. All real estate 1-4 family loans increased largely due to slower disposition, not increased quarterly inflow. Federal government programs, such as Home Affordability Modification Program (HAMP), require customers to provide updated documentation and complete trial repayment periods before the loan can be removed from nonaccrual status. A loan is considered to be impaired when based on current information, it is probable Wachovia Funding will not receive all amounts due in accordance with the contractual terms of a loan agreement. The amount of a loan’s impairment is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. Note 1 (Summary of Significant Accounting and Reporting Policies—Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual loans.

There were no commercial loan troubled debt restructurings (TDRs) at March 31, 2010 and December 31, 2009. Total consumer loan TDRs amounted to $132.8 million at March 31, 2010 and $116.0 million at December 31, 2009. At March 31,

2010 and December 31, 2009, nonaccruing TDRs were $14.5 million and $9.8 million, respectively. Consumer loans that enter into a TDR before they reach nonaccrual status remain in accrual status as long as they continue to perform according to the terms of the TDR. We strive to identify troubled loans and work with the customer to modify to more affordable terms before their loan reaches nonaccrual status. We establish an impairment reserve when a loan is restructured in a TDR.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

(in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans
Commercial and commercial real estate:
Commercial	$-	3,510
Real estate mortgage	9,274	4,869
Real estate construction	-	-

Total commercial and commercial real estate	9,274	8,379

Consumer:
Real estate 1-4 family first mortgage	155,812	119,666
Real estate 1-4 family junior lien mortgage	86,129	79,495

Total consumer	241,941	199,161

Total nonaccrual loans	251,215	207,540

Other nonperforming assets
Foreclosed assets	2,798	2,282

Total nonaccrual loans and other nonperforming assets	$254,013	209,822

As a percentage of total loans	1.60%	1.28

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

(in thousands)	March 31, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$5	-
Real estate mortgage	14,044	9,445
Real estate construction	-	-

Total commercial and commercial real estate	14,049	9,445

Consumer:
Real estate 1-4 family first mortgage	20,422	20,681
Real estate 1-4 family junior lien mortgage	19,473	20,406

Total consumer	39,895	41,087

Total	$53,944	50,532

Net Charge-offs

Net charge-offs in first quarter 2010 were $79.7 million (2.03% of average total loans outstanding, annualized) compared with $11.9 million (0.27%) a year ago. The increase in losses this quarter resulted from the economic conditions in the marketplace affecting our customers. The majority of the increase was concentrated in consumer real estate, which is attributable to previous deterioration in the credit quality of assets in this portfolio and although we are encouraged by current credit metrics we expect losses to remain elevated near term.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $28.0 million in first quarter 2010 compared with $8.6 million a year ago. Our relatively high-quality 1-4 family first mortgage portfolio continued to reflect relatively low loss rates, although until housing prices fully stabilize, these credit losses will continue to remain elevated.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $51.9 million in first quarter 2010 compared with $3.3 million a year ago. The current unemployment levels impact the frequency of loss.

Commercial and CRE net charge-offs in first quarter 2010 and 2009 were not significant.

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective, and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. The detail of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

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

For statistically evaluated portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as delinquency migration rates, vintages, and portfolio concentrations to estimate loss content. Additionally, the allowance for consumer TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification effective yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.

At March 31, 2010, the allowance for loan losses totaled $381.8 million (2.40% of total loans), compared with $337.4 million (2.06%), at December 31, 2009.

The ratio of the allowance for credit losses to total nonaccrual loans was 152% and 163% at March 31, 2010 and December 31, 2009, respectively. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

We believe the allowance for credit losses of $382.3 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2010. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2009 Form 10-K.

Interest Rate Risk Management

Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 18% of our loan portfolio consisted of variable rate loans at March 31, 2010. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At March 31, 2010, approximately 82% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2010, $5.3 billion, or 29% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2010, our liabilities were $69.8 million, or less than 1% of our assets, while stockholders’ equity was $18.2 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

All of our derivatives are accounted for as economic hedges and none are treated as accounting hedges. In addition, all our derivatives (currently consisting of interest rate swaps) are recorded at fair value in the balance sheet. When we have more than one transaction with a counterparty and there is a legally enforceable master netting agreement between the parties, the net of the gain and loss positions are recorded as an asset or a liability in our consolidated balance sheet. Realized and unrealized gains and losses are recorded as a net gain or loss on interest rate swaps in our consolidated statement of income.

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

At March 31, 2010, our position in interest rate swaps was an asset of $638.8 million, a liability of $463.0 million, and a cash collateral payable of $175.8 million which is recorded as a net amount on our consolidated balance sheet at fair value.

At March 31, 2010, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.26%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 2.22 years, weighted average receive rate of 0.26% and weighted average pay rate of 5.72% at March 31, 2010. Since the swaps have a weighted average maturity of 2.22 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31,  2010.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $2.2 million or $4.4 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $2.1 million or $4.2 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Liquidity and Capital Resources

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

To the extent that Wachovia Funding’s board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on lines of credit with the Bank. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. (WREIC) and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. During first quarter 2010, we made no draws under our lines of credit with the Bank; therefore, there were no outstandings on the lines of credit with the Bank at the end of first quarter 2010.

At March 31, 2010, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Transactions with Affiliated Parties

We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank a percentage per annum fee for this service on commercial loans and a percentage per annum fee on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. Additionally, we are subject to the Bank’s management fee policy and are assessed monthly management fees based on our relative percentage of Wells Fargo’s total FTEs, total average assets and total revenue. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank as discussed in “Results of Operations.”

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In first quarter 2010, we paid the Bank $344.8 million in cash for consumer loans, which reflected fair value purchase prices. In conjunction with these purchases, we did not borrow under our existing line of credit with the Bank and incurred no interest expense owed to the Bank in first quarter 2010. The interest if incurred under this line of credit is at a rate equal to the federal funds rate. Our borrowings on our line of credit with the Bank were zero at March 31, 2010. The Notes to Financial Statements has information about the accounting treatment of these loan purchases.

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

Critical Accounting Policy

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (GAAP), and they conform to general practices of the financial services industry. The application of certain of these principles involves a significant amount of judgment and the use of estimates based on assumptions for which the actual results are uncertain when we make the estimation. We have identified the allowance for loan losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Management has reviewed and approved this critical accounting policy and has discussed this policy with the Audit Committee of Wachovia Funding’s board of directors. This policy is described in the “Critical Accounting Policies” section in our 2009 Form 10-K.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; the expected outcome and impact of legal, regulatory and legislative developments; and Wachovia Funding’s plans, objectives and strategies.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	the effect of political and economic conditions and geopolitical events;
•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits;
•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;
•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;
•	investor sentiment and confidence in the financial markets;
•	our reputation;
•	the impact of current, pending and future legislation, regulation and legal actions;
•	changes in accounting standards, rules and interpretations;
•	mergers and acquisitions, and our ability to integrate them;
•	various monetary and fiscal policies and regulations of the U.S. and foreign governments; and
•	the other factors described in “Risk Factors” below.

Any forward-looking statement made by us in this Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding in Part I, Item 1A of our 2009 Form 10-K.

The following risk factor supplements and restates the risk factor captioned “Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into” set forth on page 15 of our 2009 Form 10-K and should be read in conjunction with the other risk factors in our 2009 Form 10-K and in this Report.

Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into and may have a material adverse effect on our business operations, income, and/or competitive position.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of March 31, 2010, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of March 31, 2010.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Wachovia Funding’s principal executive and principal financial officers and effected by Wachovia Funding’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of Wachovia Funding;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Wachovia Funding are being made only in accordance with authorizations of management and directors of Wachovia Funding; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Wachovia Funding’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter in 2010 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter ended March 31,
(in thousands, except per share amounts)	2010	2009
Interest income	$272,428	278,107
Interest expense	—	164
Net interest income	272,428	277,943
Provision for credit losses	124,139	13,884
Net interest income after provision for credit losses	148,289	264,059
Noninterest income
Gain on interest rate swaps	1,148	1,349
Other income	197	180
Total noninterest income	1,345	1,529
Noninterest expense
Loan servicing costs	15,625	17,411
Management fees	1,100	3,102
Other	1,005	442
Total noninterest expense	17,730	20,955
Income before income tax expense	131,904	244,633
Income tax expense	437	1,136
Net income	131,467	243,497
Dividends on preferred stock	45,263	45,942
Net income available to common stockholders	$86,204	197,555
Per share information
Basic earnings	$0.86	1.98
Diluted earnings	$0.86	1.98
Average shares
Basic	99,999.9	99,999.9
Diluted	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except shares)	March 31, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$2,513,505	2,092,523
Loans, net of unearned income	15,920,695	16,401,604
Allowance for loan losses	(381,773)	(337,431)
Net loans	15,538,922	16,064,173
Interest rate swaps	1,091	976
Accounts receivable—affiliates, net	162,631	166,388
Other assets	83,162	86,068
Total assets	$18,299,311	18,410,128
Liabilities
Line of credit with affiliate	$-	-
Deferred income tax liabilities	45,879	49,971
Other liabilities	23,905	24,834
Total liabilities	69,784	74,805
Stockholders’ Equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2010 and 2009	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2010 and 2009	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2010 and 2009	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2010 and 2009	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2010 and 2009	1,000	1,000
Additional paid-in capital	18,526,608	18,526,608
Retained earnings (deficit)	(298,824)	(193,028)
Total stockholders’ equity	18,229,527	18,335,323
Total liabilities and stockholders’ equity	$18,299,311	18,410,128

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2008	$743	1,000	18,584,285	-	18,586,028
Net income	-	-	-	243,497	243,497
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.20 per share	-	-	-	(8,163)	(8,163)
Series C preferred securities at $5.71 per share	-	-	-	(24,185)	(24,185)
Common stock at $1.70 per share	-	-	-	(170,000)	(170,000)
Changes incident to business combinations	-	-	(52,319)	-	(52,319)
Balance, March 31, 2009	$743	1,000	18,531,966	27,555	18,561,264

Balance December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323
Net income	-	-	-	131,467	131,467
Cash dividends
Series A preferred securities at $ 0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $ 0.13 per share	-	-	-	(5,201)	(5,201)
Series C preferred securities at $ 6.25 per share	-	-	-	(26,468)	(26,468)
Common stock at $ 1.92 per share	-	-	-	(192,000)	(192,000)
Balance, March 31, 2010	$743	1,000	18,526,608	(298,824)	18,229,527

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$131,467	243,497
Adjustments to reconcile net income to net cash provided (used) by operating activities
Accretion of discount on loans	(35,734)	(17,598)
Provision for loan losses	124,139	13,884
Deferred income tax benefits	(4,092)	(3,306)
Interest rate swaps	(1,206)	(1,460)
Accounts receivable/payable—affiliates, net	(4,912)	6,034
Other assets and other liabilities, net	1,977	2,130
Net cash provided by operating activities	211,639	243,181
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans, net	445,515	(352,821)
Net cash provided (used) by investing activities	445,515	(352,821)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Line of credit with affiliate	-	280,000
Collateral held on interest rate swaps	1,091	1,230
Cash dividends paid	(237,263)	(215,942)
Net cash provided (used) by financing activities	(236,172)	65,288
Net change in cash and cash equivalents	420,982	(44,352)
Cash and cash equivalents at beginning of period	2,092,523	1,358,129
Cash and cash equivalents at end of period	$2,513,505	1,313,777
Supplemental cash flow disclosures:
Cash paid for interest	$58	275
Cash paid for income taxes	4,000	4,000
Change in noncash items:
Loan payments, net, settled through affiliate	8,669	(102,472)
Transfers from loans to foreclosed assets	2,760	664

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. and its subsidiaries (Wachovia Funding) are a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank). Wells Fargo acquired Wachovia Corporation effective December 31, 2008. On March 20, 2010, Wachovia Bank, National Association, a wholly-owned subsidiary of Wells Fargo, merged with and into the Bank, with the Bank as the surviving entity. Wachovia Funding is a real estate investment trust (REIT) for income tax purposes.

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2010 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2) and valuing financial instruments (Note 4). Actual results could differ from those estimates. Among other effects, such changes could result in increases to the allowance for loan losses.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10- Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Certain amounts in the financial statements for prior years have been revised to conform with current financial statement presentation.

ACCOUNTING DEVELOPMENTS

In first quarter 2010, we adopted the following accounting updates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification:

•	Accounting Standards Update (ASU or Update) 2010-6, Improving Disclosures about Fair Value Measurements;
•	ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140);
•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)); and
•	ASU 2010-10, Amendments for Certain Investment Funds.

Information about these accounting updates is further described in more detail below.

ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are now required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, whereas the previous rules only required the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. The Update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted this guidance in first quarter 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for us in first quarter 2011 with prospective application. Our adoption of the Update did not affect our consolidated financial results since it amends only the disclosure requirements for fair value measurements.

ASU 2009-16 (FAS 166) modifies certain guidance contained in ASC 860, Transfers and Servicing. This pronouncement eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. The Update also requires that any assets or liabilities retained from a transfer accounted for as a sale must be initially recognized at fair value. We adopted this guidance in first quarter 2010 with prospective application for transfers that occurred on and after January 1, 2010. Our adoption of this standard did not have an impact on our financial statements.

ASU 2009-17 (FAS 167) amends several key consolidation provisions related to variable interest entities (VIEs), which are included in ASC 810, Consolidation. The scope of the new guidance includes entities that were previously designated as QSPEs. The Update also changes the approach companies must use to identify VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under the new guidance, a VIE’s primary beneficiary is the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Update also requires companies to continually reassess whether they are the primary beneficiary of a VIE, whereas the previous rules only required reconsideration upon the occurrence of certain triggering events. Our adoption of FAS 167 did not have an impact on our financial statements.

ASU 2010-10 amends consolidation accounting guidance to defer indefinitely the application of ASU 2009-17 to certain investment funds. The amendment was effective for us in first quarter 2010. Our adoption of this standard did not have an impact on our financial statements.

SUBSEQUENT EVENTS

We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2010. During this period there have been no material events that would require recognition in our first quarter 2010 consolidated financial statements or disclosure in the Notes to Financial Statements.

NOTE 2:    LOANS AND ALLOWANCE FOR CREDIT LOSSES

From time to time Wachovia Funding acquires loans from the Bank at fair value. While these transfers represent legal sales by the Bank, they are not treated as sales under GAAP because of the Bank’s indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, Pennsylvania, New Jersey, North Carolina, Virginia and Georgia. These markets include approximately 70% of Wachovia Funding’s total loan balance at both March 31, 2010 and December 31, 2009.

The following table reflects the major categories of the loan portfolio at March 31, 2010 and December 31, 2009.

(in thousands)	March 31, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$225,331	287,578
Real estate mortgage	1,550,426	1,617,576
Real estate construction	82,323	86,579
Total commercial and commercial real estate	1,858,080	1,991,733
Consumer:
Real estate 1-4 family first mortgage	9,088,773	9,133,283
Real estate 1-4 family junior lien mortgage	4,973,842	5,276,588
Total consumer	14,062,615	14,409,871
Total loans	$15,920,695	16,401,604

At March 31, 2010 and December 31, 2009, nonaccrual loans amounted to $251.2 million and $207.5 million, respectively; troubled debt restructurings (TDRs) were $132.8 million at March 31, 2010, and $116.0 million at December 31, 2009. At March 31, 2010 and December 31, 2009, nonaccruing TDRs were $14.5 million and $9.8 million, respectively. Impairment measurement for TDRs is based on the discounted cash flow method. Loans past due 90 days or more as to interest or principal and still accruing interest were $53.9 million at March 31, 2010, and $50.5 million at December 31, 2009.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in thousands)	2010	2009
Balance, beginning of period	$337,871	269,913
Provision for credit losses	124,139	13,884
Loan charge-offs:
Commercial and commercial real estate:
Commercial	-	(2)
Real estate mortgage	-	-
Real estate construction	-	-
Total commercial and commercial real estate	-	(2)
Consumer:
Real estate 1-4 family first mortgage	(28,259)	(9,145)
Real estate 1-4 family junior lien mortgage	(52,987)	(4,008)
Total consumer	(81,246)	(13,153)
Total loan charge-offs	(81,246)	(13,155)
Loan recoveries:
Commercial and commercial real estate:
Commercial	157	-
Real estate mortgage	-	-
Real estate construction	-	-
Total commercial and commercial real estate	157	-
Consumer:
Real estate 1-4 family first mortgage	316	535
Real estate 1-4 family junior lien mortgage	1,068	709
Total consumer	1,384	1,244
Total loan recoveries	1,541	1,244
Net loan charge-offs	(79,705)	(11,911)
Allowances related to business combinations/other	-	165
Balance, end of period	$382,305	272,051
Components:
Allowance for loan losses	$381,773	271,339
Reserve for unfunded credit commitments	532	712
Allowance for credit losses	$382,305	272,051
Net loan charge-offs (annualized) as a percentage of average total loans	2.03%	0.27
Allowance for loan losses as a percentage of total loans	2.40	1.53
Allowance for credit losses as a percentage of total loans	2.40	1.54

NOTE 3:    DERIVATIVES

We use derivative financial instruments as economic hedges and none are treated as accounting hedges. By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. Derivative balances and related cash collateral amounts are shown net in the balance sheet as long as they are subject to master netting agreements and meet the criteria for net presentation in accordance with FASB ASC 815, Derivatives and Hedging. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments as prescribed in FASB ASC 815 were:

	March 31, 2010			December 31, 2009
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(in thousands)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	638,760	462,967	8,200,000	578,790	404,203
Netting (1)		(637,669)	(462,967)		(577,814)	(404,203)
Total		$1,091	-		976	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments for the first three months of 2010 were $1.1 million.

NOTE 4:    FAIR VALUES OF ASSETS AND LIABILITIES

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

The accounting guidance for fair value measurement is included in FASB ASC 820, Fair Value Measurements and Disclosures, which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market. If there is no principal market, an entity should use the most advantageous market for the specific asset or liability at the measurement date (referred to as an exit price). FASB ASC 820 also includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. For securities in inactive markets, we use a predetermined percentage to evaluate the impact of fair value adjustments derived from weighting both external and internal indications of value to determine if the instrument is classified as Level 2 or Level 3. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total
Balance at December 31, 2009
Assets
Interest rate swaps	$-	578,790	-	(577,814)	976
Total assets at fair value	$-	578,790	-	(577,814)	976
Liabilities
Interest rate swaps	$-	404,203	-	(404,203)	-
Total liabilities at fair value	$-	404,203	-	(404,203)	-
Balance at March 31, 2010
Assets
Interest rate swaps	$-	638,760	-	(637,669)	1,091
Total assets at fair value	$-	638,760	-	(637,669)	1,091
Liabilities
Interest rate swaps	$-	462,967	-	(462,967)	-
Total liabilities at fair value	$-	462,967	-	(462,967)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of March 31, 2010, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at March 31, 2010 and December 31, 2009, is presented below.

	March 31, 2010		December 31, 2009
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$2,513,505	2,513,505	2,092,523	2,092,523
Loans, net of unearned income and allowance for loan losses	15,538,922	16,534,900	16,064,173	16,183,305
Interest rate swaps (1)	1,091	1,091	976	976
Accounts receivable - affiliates, net	162,631	162,631	166,388	166,388
Other financial assets	79,860	79,860	82,621	82,621
Financial liabilities
Line of credit with affiliate	$-	-	-	-
Other financial liabilities	19,354	19,354	19,259	19,259

(1)	Interest rate swaps are reported net of cash collateral received of $174.7 million and $173.6 million at March 31, 2010 and December 31, 2009, respectively, pursuant to the accounting requirements for net presentation as prescribed in FASB ASC 815. See Note 3 for additional information on derivatives.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A. Risk Factors

Information in response to this item can be found under the “Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item 2 pursuant to Item 703 of Regulation S-K regarding issuer repurchases of equity securities is not applicable since we do not have a program providing for the repurchase of our securities.

Item 6.    Exhibits

(a) Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wells Fargo & Company Supplementary Consolidating Financial Information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2010	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)