Form 10-Q
period 2010-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2010-08-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	18
	Consolidated Balance Sheet	19
	Consolidated Statement of Changes in Stockholders’ Equity	20
	Consolidated Statement of Cash Flows	21
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	22
	2 - Loans and Allowance for Credit Losses	24
	3 - Derivatives	26
	4 - Fair Values of Assets and Liabilities	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	4
	Balance Sheet Analysis	6
	Commitments	7
	Risk Management	7
	Transactions with Affiliated Parties	14
	Critical Accounting Policy	14
	Current Accounting Developments	15
	Forward-Looking Statements	15
	Risk Factors	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	16

PART II	Other Information
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signature		31

Exhibit Index		30

PART I – FINANCIAL INFORMATION

SUMMARY FINANCIAL DATA

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
For the period
Net income	$169,515	193,842	300,982	437,339
Net income available to common stockholders	123,686	150,838	209,890	348,393
Diluted earnings per common share	1.24	1.51	2.10	3.48
Profitability ratios (annualized)
Return on average assets	3.69%	4.11	3.29	4.65
Return on average stockholders’ equity	3.71	4.15	3.30	4.74
Average stockholders’ equity to assets	99.63	98.93	99.56	98.09
Dividend payout ratio	121.42	176.95	147.22	127.81
Total revenue	$279,273	294,466	553,046	573,938
Average loans	15,730,215	17,240,627	15,845,345	17,328,432
Average assets	18,406,053	18,922,625	18,467,580	18,986,565
Net interest margin	6.08%	6.29	6.02	6.13
Net loan charge-offs	$72,516	24,150	152,221	36,061
As a percentage of average total loans (annualized)	1.85%	0.56	1.94	0.42

At period end
Loans, net of unearned	$15,672,827	16,743,160	15,672,827	16,743,160
Allowance for loan losses	400,098	326,865	400,098	326,865
As a percentage of total loans	2.55%	1.95	2.55	1.95
Assets	$18,258,784	18,524,271	18,258,784	18,524,271
Total stockholders’ equity	18,193,213	18,443,078	18,193,213	18,443,078
Total nonaccrual loans and other nonperforming assets	283,936	123,259	283,936	123,259
As a percentage of total loans	1.81%	0.74	1.81	0.74
Loans 90 days or more past due and still accruing	$47,157	51,543	47,157	51,543

This Report on Form 10-Q for the quarter ended June 30, 2010, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors, some of which are discussed in the “Forward-Looking Statements” section in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), and to the “Risk Factors” section in our 2010 First Quarter Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

FINANCIAL REVIEW

OVERVIEW

Wachovia Preferred Funding Corp. is engaged in acquiring, holding and managing domestic real estate-related assets, and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of June 30, 2010, we had $18.3 billion in assets, which included $15.7 billion in loans. One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), has operated as a REIT since its formation in 1996. Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), provides us with additional flexibility to hold assets that earn non-qualifying REIT income while we maintain our REIT status. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo & Company and Wells Fargo Bank, National Association. On March 20, 2010, Wachovia Bank, National Association, a wholly-owned subsidiary of Wells Fargo, merged with and into the Bank, with the Bank as the surviving entity. As a result of this merger, the Bank acquired all of the assets and assumed all of the liabilities of Wachovia Bank, National Association, including without limitation, the liabilities as a servicer of our loan participation interest portfolio. At June 30, 2010, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of June 30, 2010, substantially all of our interests in mortgage and other assets that we have acquired have been from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates, as well as mortgage assets or other assets from unaffiliated third parties. The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

For the tax year ending December 31, 2010, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Internal Revenue Code (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

We earned $169.5 million in second quarter 2010, or $1.24 diluted earnings per common share, compared with $193.8 million, or $1.51, in second quarter 2009. For the first six months of 2010, our net income was $301.0 million, or $2.10 per common share, compared with $437.3 million, or $3.48 a year ago. The decrease in net income for the three- and six-month periods was largely due to a higher provision for credit losses recorded in 2010. The provision for credit losses was $216.4 million for the first six months of 2010, compared with $93.2 million for the same period of 2009. Net charge-offs were $152.2 million (1.94% of average total loans outstanding, annualized) for the six months ended June 30, 2010 compared with $36.1 million (0.42%) in the same period a year ago.

Distributions made to holders of our preferred securities totaled $45.8 million and $91.1 million for the three- and six-month periods ended June 30, 2010, which included $13.6 million and $27.2 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors. Dividends on preferred stock were $43.0 million and $88.9 million for the three- and six-month periods ended June 30, 2009, which included $13.6 million and $27.2 million, respectively, in dividends on our Series A preferred securities.

Loans, which include loans and loan participation interests, totaled $15.7 billion at June 30, 2010, down from $16.4 billion at December 31, 2009. Loans represented approximately 86% and 89% of assets at June 30, 2010 and December 31, 2009, respectively. Our consumer loans include real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and our commercial loans include commercial and commercial real estate loans. The change in loans from the end of 2009 primarily reflected paydowns and charge-offs on outstanding balances, partially offset by additional loan purchases from the Bank.

Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. Such purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at June 30, 2010 and December 31, 2009.

Nonaccrual loans at June 30, 2010 were $279.7 million, up from $207.5 million at December 31, 2009. The increase in nonaccrual loans largely reflected increases in commercial real estate and real estate 1-4 family loans, due to slower disposition.

We believe it is important to maintain a well controlled operating environment and manage risks inherent in our business. We manage our credit risk by setting what we believe are sound credit policies for acquired loans, while monitoring and reviewing the performance of our loan portfolio. We manage interest rate and market risks inherent in our asset and liability balances within established ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to support our business.

EARNINGS PERFORMANCE

Net income available to common stockholders.    We earned net income available to common stockholders of $209.9 million and $348.4 million in the first half of 2010 and 2009, respectively. For second quarter 2010, net income available to common stockholders was $123.7 million compared with $150.8 million in second quarter 2009. This decrease was primarily attributable to higher provision for credit losses and lower net interest income, partially offset by lower noninterest expense.

Interest Income.    Interest income of $551.0 million in the first half of 2010 decreased $21.0 million, or 4%, compared with the first half of 2009. Lower average interest-earning assets more than offset increasing consumer interest rates compared with the first half of 2009. The average interest rate on total interest-earning assets was 6.02% in the first half of 2010 compared with 6.13% in the first half of 2009.

Average consumer loans decreased $1.0 billion to $14.0 billion compared with the first half of 2009 while average commercial loans decreased $476.7 million to $1.9 billion in the same period due to paydowns and charge-offs. In the first half of 2010, interest income included $76.3 million from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. We currently anticipate that we will continue to reinvest loan paydowns primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $249 thousand to $651 thousand in the first half of 2010 compared with the first half of 2009, driven by lower short-term interest rates from the same period one year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2010 and 2009, are presented in the following table.

	Six months ended June 30,
	2010			2009
(in thousands)	Average balance	Interest income	Yields/ rates	Average balance	Interest income	Yields/ rates
Commercial loans (1)	$1,870,773	20,969	2.26%	$2,347,483	27,199	2.34%
Real estate 1-4 family	13,974,572	529,428	7.63	14,980,949	543,956	7.32
Interest-bearing deposits in banks and other earning assets	2,589,289	651	0.05	1,486,623	900	0.12

Total interest-earning assets	$18,434,634	551,048	6.02%	$18,815,055	572,055	6.13%

(1)	Includes taxable-equivalent adjustments.

Interest income of $278.6 million in second quarter 2010 decreased $15.3 million, or 5%, compared with second quarter 2009. Lower average interest-earning assets more than offset increasing consumer interest rates compared with second quarter 2009. The average interest rate on total interest-earning assets was 6.08% in second quarter 2010 and 6.29% in second quarter 2009.

Average consumer loans decreased $1.1 billion to $13.9 billion compared with second quarter 2009 while average commercial loans decreased $417.5 million to $1.9 billion in the same period due to paydowns and charge-offs. In second quarter 2010, interest income included $41.3 million from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. We currently anticipate that we will continue to reinvest loan paydowns primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $59 thousand to $336 thousand in second quarter 2010 compared with second quarter 2009, driven primarily by higher average balances compared with the same period one year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the quarters ended June 30, 2010 and 2009, are presented in the following table.

	Quarter ended June 30,
	2010			2009
(in thousands)	Average balance	Interest income	Yields/ rates	Average balance	Interest income	Yields/ rates
Commercial loans (1)	$1,868,400	10,541	2.26%	$2,285,879	13,287	2.33%
Real estate 1-4 family	13,861,815	267,743	7.74	14,954,748	280,384	7.52
Interest-bearing deposits in banks and other earning assets	2,653,185	336	0.05	1,514,472	277	0.07

Total interest-earning assets	$18,383,400	278,620	6.08%	$18,755,099	293,948	6.29%

(1)	Includes taxable-equivalent adjustments.

Interest Expense.    We did not have any borrowings on our line of credit in the first half of 2010; therefore, no interest expense was incurred, compared with $232 thousand in the first half of 2009 and $68 thousand in second quarter 2009. The line of credit with the Bank averaged $264.9 million in the first half of 2009.

Provision for Credit Losses.    The provision for credit losses was $216.4 million in the first half of 2010 compared with $93.2 million in the first half of 2009. The second quarter 2010 provision for credit losses was $92.2 million compared with $79.3 million in second quarter 2009. The increase in the provision for credit losses resulted from higher net charge-offs as well as a credit reserve build to increase the allowance for loan losses. The increase in charge-offs was largely attributable to the seasoning of the non-PCI portfolio as well as the challenging economic and housing conditions impacting the consumer real estate portfolio. Please refer to the “—Balance Sheet Analysis and Risk Management-Allowance for Credit Losses” sections for information on the allowance for loan losses.

Noninterest Income.    Noninterest income totaled $2.0 million for the first six months of 2010 compared with $2.1 million in the same period of 2009. Second quarter 2010 noninterest income was $658 thousand compared with $586 thousand in second quarter 2009. Our noninterest income primarily consists of gains on interest rate swaps. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $1.6 million in the first half of 2010 compared with a gain of $1.7 million in the first half of 2009. The lower gain in the first half of 2010 primarily reflects a lower magnitude of interest rate decreases compared with the first half of 2009. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $141 thousand and $217 thousand in the first half of 2010 and 2009, respectively.

Noninterest Expense.    Noninterest expense totaled $35.1 million in the first six months of 2010 compared with $40.8 million in the same period a year ago. Second quarter 2010 noninterest expense was $17.4 million compared with $19.9 million in second quarter 2009. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses. Loan servicing costs decreased $3.2 million to $30.8 million in the first half of 2010, which reflected the impact of paydowns on commercial and consumer loans. These costs are driven by the size and mix of our loan portfolio. Home equity loan products cost more to service than other loan products. All loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by a percentage per annum.

Management fees were $2.2 million in the first half of 2010 compared with $5.8 million in the first half of 2009, primarily reflecting a change in allocation methodology. Management fees represent reimbursements for general overhead expenses paid on our behalf. For 2010, management fees are calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. In 2009, Wachovia Funding was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other expense primarily consists of costs associated with foreclosures on residential properties.

Income Tax Expense.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $605 thousand in the first half of 2010 compared with $2.6 million in the first half of 2009, and $168 thousand in second quarter 2010 compared with $1.4 million in second quarter 2009. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2010 is primarily related to the reduction in pre-tax income and lower state income tax expense.

BALANCE SHEET ANALYSIS

Total Assets.    Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $18.3 billion at June 30, 2010, compared with $18.4 billion at December 31, 2009. Loans, net of unearned income were 86% of total assets at June 30, 2010, compared with 89% at December 31, 2009.

Loans.    Loans, net of unearned income decreased $728.8 million to $15.7 billion at June 30, 2010, compared with December 31, 2009, primarily reflecting paydowns across the entire portfolio, partially offset by consumer loan reinvestments. In the six months ended June 30, 2010 and 2009, we purchased consumer loans from the Bank at estimated fair value of $864.0 million and $1.3 billion, respectively, in these periods. At both June 30, 2010, and December 31, 2009, consumer loans represented 88% of loans and commercial loans represented 12% of our loan portfolio.

Allowance for Loan Losses.    The allowance for loan losses increased $62.7 million from December 31, 2009, to $400.1 million at June 30, 2010. The first half of 2010 reserve build was primarily driven by continuing housing related economic conditions, the unsteady economic recovery, and increased uncertainty around the impact of loan modification programs.

At June 30, 2010, the allowance for loan losses included $367.8 million for consumer loans and $32.3 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section describes how management estimates the allowance for loan losses and the reserve for unfunded credit commitments.

Interest Rate Swaps.    Interest rate swaps, net were $1.2 million at June 30, 2010, and $1.0 million at December 31, 2009, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $156.1 million at June 30, 2010, compared with $166.4 million at December 31, 2009, as a result of intercompany transactions related to net loan paydowns, interest receipts and funding with the Bank.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Management—Liquidity and Funding” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At June 30, 2010 and December 31, 2009, unfunded commitments to extend credit were $521.1 million and $666.7 million, respectively.

RISK MANAGEMENT

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity risks. The following discussion highlights this framework as it relates to how we manage each of these risks.

CREDIT RISK MANAGEMENT

The credit risk management process is governed centrally, but provides for decentralized management and accountability. Wachovia Funding leverages the Wells Fargo corporate allowance for credit losses framework, including comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of Wells Fargo’s credit underwriting, loan administration and allowance processes.

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

(in thousands)	Commercial and commercial real estate	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
June 30, 2010
Florida	$410,891	1,321,176	644,524	2,376,591	15%
New Jersey	274,043	940,001	970,939	2,184,983	14
Pennsylvania	217,170	1,172,340	786,084	2,175,594	14
North Carolina	342,952	947,383	381,830	1,672,165	11
Virginia	238,891	651,158	476,207	1,366,256	9
Georgia	89,628	454,584	382,876	927,088	6
All other states	306,580	3,645,942	1,017,628	4,970,150	31

Total loans	$1,880,155	9,132,584	4,660,088	15,672,827	100%

December 31, 2009
Florida	$529,202	1,366,181	726,688	2,622,071	16%
Pennsylvania	265,808	1,282,162	896,169	2,444,139	15
New Jersey	284,655	991,811	1,072,175	2,348,641	14
North Carolina	365,005	888,388	432,254	1,685,647	10
Virginia	150,151	666,856	543,912	1,360,919	9
Georgia	86,649	492,159	432,805	1,011,613	6
All other states	310,263	3,445,726	1,172,585	4,928,574	30

Total loans	$1,991,733	9,133,283	5,276,588	16,401,604	100%

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

	June 30, 2010		December 31, 2009
(in thousands)	Total	% of total loans	Total	% of total loans
Finance	$152,303	47%	$45,544	16%
Real estate-other (1)	31,197	10	33,815	12
Public administration	30,308	9	96,987	34
Industrial equipment	27,214	9	17,290	6
Investors	24,668	8	25,900	9
Food and beverage	19,033	6	28,705	10
Real estate investment trust	10,811	3	6,878	2
Crops	9,402	3	9,667	3
Healthcare	7,084	2	7,330	3
Other	10,324	3	15,462	5

Total commercial loans	$322,344	100%	$287,578	100%

(1)	Includes lessors, building operators and real estate agents.

The following table is a summary of commercial real estate loans by state and property type.

	June 30, 2010				December 31, 2009
(in thousands)	Real estate mortgage	Real estate construction	Total	% of total loans	Real estate mortgage	Real estate construction	Total	% of total loans
By state:
Florida	$324,180	40,230	364,410	23%	$363,629	51,825	415,454	25%
North Carolina	321,364	19,483	340,847	22	341,385	21,126	362,511	21
New Jersey	215,314	5,279	220,593	14	220,534	5,540	226,074	13
Pennsylvania	118,883	55,879	174,762	11	161,640	62,815	224,455	13
South Carolina	114,869	3,628	118,497	8	101,151	3,975	105,126	6
Georgia	80,357	9,027	89,384	6	78,530	7,830	86,360	5
Virginia	79,218	4,722	83,940	5	91,641	7,530	99,171	6
All other states	140,074	25,304	165,378	11	160,339	24,665	185,004	11

Total loans	$1,394,259	163,552	1,557,811	100%	$1,518,849	185,306	1,704,155	100%

By property:
Office buildings	$349,904	1,971	351,875	23%	$411,234	2,200	413,434	24%
Industrial/warehouse	281,777	6,508	288,285	18	307,058	9,245	316,303	19
Retail (excluding shopping center)	217,714	9,505	227,219	15	206,047	9,818	215,865	13
Real estate—other	125,888	20,569	146,457	9	150,224	21,989	172,213	10
Shopping center	136,909	-	136,909	9	152,633	-	152,633	9
Hotel/motel	105,796	717	106,513	7	110,643	895	111,538	7
Apartments	86,099	10,375	96,474	6	92,226	12,446	104,672	6
Institutional	73,684	-	73,684	5	81,366	-	81,366	5
Land (excluding 1-4 family)	3,687	57,870	61,557	4	-	73,454	73,454	4
1-4 family structure	7,806	47,632	55,438	3	5,209	54,284	59,493	3
Other	4,995	8,405	13,400	1	2,209	975	3,184	-

Total loans	$1,394,259	163,552	1,557,811	100%	$1,518,849	185,306	1,704,155	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and loan-to-value (LTV) ratio.

	June 30, 2010		December 31, 2009
(in thousands)	Real estate 1-4 family mortgage	Current LTV ratio (1)	Real estate 1-4 family mortgage	Current LTV ratio (1)
Florida	$1,965,700	86%	$2,092,869	85%
Pennsylvania	1,958,424	69	2,178,331	72
New Jersey	1,910,940	73	2,063,986	74
North Carolina	1,329,213	78	1,320,642	76
Virginia	1,127,365	73	1,210,768	76
Georgia	837,460	87	924,964	88
All other states	4,663,570	71%	4,618,311	76%

Total loans	$13,792,672		$14,409,871

(1)	Collateral values are determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

Nonaccrual Loans and Other Nonperforming Assets

The following table shows the comparative data for nonaccrual loans and other nonperforming assets. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off and no restructuring has occurred.

Note 1 (Summary of Significant Accounting Policies—Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual and impaired loans.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

(in thousands)	June 30, 2010	December 31, 2009
Nonaccrual loans
Commercial and commercial real estate:
Commercial	$-	3,510
Real estate mortgage	20,986	4,869
Real estate construction	1,089	-

Total commercial and commercial real estate	22,075	8,379

Consumer:
Real estate 1-4 family first mortgage	163,991	119,666
Real estate 1-4 family junior lien mortgage	93,662	79,495

Total consumer	257,653	199,161

Total nonaccrual loans	279,728	207,540

Other nonperforming assets
Foreclosed assets	4,208	2,282

Total nonaccrual loans and other nonperforming assets	$283,936	209,822

As a percentage of total loans	1.81%	1.28

Nonaccrual loans increased to $279.7 million at June 30, 2010, from $207.5 million at December 31, 2009. The increase was primarily related to commercial real estate and consumer real estate 1-4 family mortgage loans, due to slower dispositions. Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. Dispositions have been slower in this economic cycle for a few reasons. Modification programs, including government and proprietary, require customers to provide updated documentation and complete trial repayment periods, to evidence sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including Florida where Wachovia Funding has significant exposures, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. At the conclusion of the foreclosure process, we continue to sell real estate owned in a timely fashion.

There were no commercial loan troubled debt restructurings (TDRs) at June 30, 2010 and December 31, 2009. Total consumer loan TDRs amounted to $156.2 million at June 30, 2010 and $116.0 million at December 31, 2009. At June 30, 2010 and December 31, 2009, nonaccruing TDRs were $29.8 million and $9.8 million, respectively. We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for consumer loan TDRs was $37.4 million at June 30, 2010 and $30.3 million at December 31, 2009.

We have increased loan modifications and restructurings to assist homeowners and other borrowers in the current difficult economic cycle. Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite consumer loans at the time of restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral. If the borrower has demonstrated performance under the previous terms and the underwriting process shows capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance. Loans will also be placed on nonaccrual, and a corresponding charge-off recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.

We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. When a TDR performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans), or will return to accrual status after the borrower demonstrates a sustained period of performance.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING (1)

(in thousands)	June 30, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$12	-
Real estate mortgage	1,610	9,445
Real estate construction	-	-

Total commercial and commercial real estate	1,622	9,445

Consumer:
Real estate 1-4 family first mortgage	26,165	20,681
Real estate 1-4 family junior lien mortgage	19,370	20,406

Total consumer	45,535	41,087

Total	$47,157	50,532

(1)	The carrying value of PCI loans contractually 90 days or more past due was $20.4 million and $47.6 million at June 30, 2010 and at December 31, 2009, respectively. These amounts are excluded from the above table as PCI loan accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

Net Charge-offs

Net charge-offs in the first half of 2010 were $152.2 million (1.94% of average total loans outstanding, annualized) compared with $36.1 million (0.42%) a year ago. Net charge-offs were $72.5 million (1.85%) for second quarter 2010 compared with $24.2 million (0.56%) for second quarter 2009. The increase in losses this quarter and in the first half of 2010 resulted from the economic conditions in the marketplace affecting our customers. The majority of the increase was in consumer real estate, which has a high concentration of home equity loans geographically located in the eastern United States. Collateral value stabilization and delinquency improvements have lagged in this portfolio which continued to experience elevated losses. These conditions also contributed to increases in overall reserve levels.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $51.1 million in the first half of 2010 compared with $14.1 million a year ago. Net charge-offs in the real estate 1-4 family junior lien portfolio were $100.1 million in the first half of 2010 compared with $21.9 million a year ago. Our relatively high-quality real estate 1-4 family mortgage portfolio continued to reflect relatively low loss rates, although until housing prices fully stabilize, these credit losses are expected to remain elevated.

Commercial and CRE net charge-offs in the first half of 2010 were $1.0 million, while 2009 charge-offs were not significant. While economic stress and decreased commercial real estate values have resulted in the deterioration of our commercial and CRE credit profile, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

At June 30, 2010, the allowance for loan losses totaled $400.1 million (2.55% of total loans), compared with $337.4 million (2.06%), at December 31, 2009.

The ratio of the allowance for credit losses to total nonaccrual loans was 143% and 163% at June 30, 2010 and December 31, 2009, respectively. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

We believe the allowance for credit losses of $400.6 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2010. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2009 Form 10-K.

ASSET/LIABILITY MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

Interest Rate Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 18% of our loan portfolio consisted of variable rate loans at June 30, 2010. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At June 30, 2010, approximately 82% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2010, $5.6 billion, or 31% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2010, our liabilities were $65.6 million, or less than 1% of our assets, while stockholders’ equity was $18.2 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

At June 30, 2010, our position in interest rate swaps was an asset of $527.8 million, a liability of $386.9 million, and a cash collateral payable of $140.9 million which is recorded as a net amount on our consolidated balance sheet at fair value.

At June 30, 2010, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.54%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.97 years, weighted average receive rate of 0.54% and weighted average pay rate of 5.72% at June 30, 2010. Since the swaps have a weighted average maturity of 1.97 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30,  2010.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $1.7 million or $3.5 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $1.7 million or $3.4 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Liquidity and Funding

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

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP). We did not have and do not anticipate having any material capital expenditures in the foreseeable future.

To the extent that Wachovia Funding’s board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on lines of credit with the Bank. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. During the first half of 2010, we made no draws under our lines of credit with the Bank; therefore, there were no outstandings on the lines of credit with the Bank at the end of the first half of 2010.

At June 30, 2010, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

In the first half of 2010, we paid the Bank $864.0 million in cash for consumer loans, which reflected fair value purchase prices. In conjunction with these purchases, we did not borrow under our existing line of credit with the Bank and incurred no interest expense owed to the Bank in the first half of 2010. The interest if incurred under this line of credit is at a rate equal to the federal funds rate. Our borrowings on our line of credit with the Bank were zero at June 30, 2010. The Notes to Financial Statements has information about the accounting treatment of these loan purchases.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the Financial Accounting Standards Board, but are not yet effective:

•	Accounting Standards Update (ASU or Update) 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses; and
•	ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.

ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status, aging of past due receivables, and the roll forward of the allowance for credit losses, by portfolio segment or class of financing receivable. Portfolio segment is the level at which an entity evaluates credit risk and determines its allowance for credit losses, and class of financing receivable is generally a lower level of portfolio segment. Companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses. This guidance is effective for us in fourth quarter 2010 with prospective application. Our adoption of the Update will not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.

ASU 2010-18 provides guidance for modified PCI loans that are accounted for within a pool. Under the new guidance, modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed TDRs. The Update also clarifies that entities should consider the impact of modifications on a pool of PCI loans when evaluating that pool for impairment. These accounting changes are effective for us in third quarter 2010 with early adoption permitted. Our adoption of the Update will not affect our consolidated financial statement results, as the new guidance is consistent with our current accounting practice.

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

•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and legislation; and

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

The following risk factor supplements and restates the risk factor captioned “Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into” set forth on page 15 of our 2009 Form 10-K and should be read in conjunction with the other risk factors in our 2009 Form 10-K, 2010 First Quarter Form 10-Q and in this Report.

Enacted legislation and regulation, including the Dodd-Frank Act, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position.

The Dodd-Frank Act became law on July 21, 2010. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the Dodd-Frank Act’s impact on us may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress may limit our revenues in businesses, impose fees or taxes on us, and/or intensify the regulatory supervision of us and the financial services industry. The Dodd-Frank Act including future rules implementing its provisions and the interpretation of those rules may have an adverse effect on our business operations, income, and/or competitive position.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of June 30, 2010, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of June 30, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter in 2010 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest income	$278,615	293,948	551,043	572,055
Interest expense	-	68	-	232
Net interest income	278,615	293,880	551,043	571,823
Provision for credit losses	92,211	79,337	216,350	93,221
Net interest income after provision for credit losses	186,404	214,543	334,693	478,602
Noninterest income
Gain on interest rate swaps	500	328	1,648	1,677
Other income	158	258	355	438
Total noninterest income	658	586	2,003	2,115
Noninterest expense
Loan servicing costs	15,215	16,591	30,840	34,002
Management fees	1,142	2,697	2,242	5,799
Other	1,022	569	2,027	1,011
Total noninterest expense	17,379	19,857	35,109	40,812
Income before income tax expense	169,683	195,272	301,587	439,905
Income tax expense	168	1,430	605	2,566
Net income	169,515	193,842	300,982	437,339
Dividends on preferred stock	45,829	43,004	91,092	88,946
Net income available to common stockholders	$123,686	150,838	209,890	348,393
Per common share information
Basic earnings	$1.24	1.51	2.10	3.48
Diluted earnings	$1.24	1.51	2.10	3.48
Average common shares
Basic	99,999.9	99,999.9	99,999.9	99,999.9
Diluted	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except shares)	June 30, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$2,745,919	2,092,523
Loans, net of unearned income	15,672,827	16,401,604
Allowance for loan losses	(400,098)	(337,431)
Net loans	15,272,729	16,064,173
Interest rate swaps	1,160	976
Accounts receivable—affiliates, net	156,141	166,388
Other assets	82,835	86,068
Total assets	$18,258,784	18,410,128
Liabilities
Line of credit with affiliate	$-	-
Deferred income tax liabilities	41,277	49,971
Other liabilities	24,294	24,834
Total liabilities	65,571	74,805
Stockholders’ Equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2010 and 2009	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2010 and 2009	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2010 and 2009	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2010 and 2009	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2010 and 2009	1,000	1,000
Additional paid-in capital	18,526,608	18,526,608
Retained earnings (deficit)	(335,138)	(193,028)
Total stockholders’ equity	18,193,213	18,335,323
Total liabilities and stockholders’ equity	$18,258,784	18,410,128

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2008	$743	1,000	18,584,285	-	18,586,028
Net income	-	-	-	437,339	437,339
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.39 per share	-	-	-	(15,756)	(15,756)
Series C preferred securities at $10.86 per share	-	-	-	(45,963)	(45,963)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $4.70 per share	-	-	-	(470,000)	(470,000)
Changes incident to business combinations	-	-	(21,343)	-	(21,343)
Balance, June 30, 2009	$743	1,000	18,562,942	(121,607)	18,443,078

Balance December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323
Net income	-	-	-	300,982	300,982
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.26 per share	-	-	-	(10,504)	(10,504)
Series C preferred securities at $12.60 per share	-	-	-	(53,361)	(53,361)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.52 per share	-	-	-	(352,000)	(352,000)
Balance, June 30, 2010	$743	1,000	18,526,608	(335,138)	18,193,213

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$300,982	437,339
Adjustments to reconcile net income to net cash provided (used) by operating activities
Accretion of discount on loans	(77,722)	(55,690)
Provision for loan losses	216,350	93,221
Deferred income tax benefits	(8,694)	(7,083)
Interest rate swaps	(1,789)	(1,894)
Accounts receivable/payable—affiliates, net	8,152	621
Other assets and other liabilities, net	2,654	20,938
Net cash provided by operating activities	439,933	487,452
Cash flows from investing activities:
Increase in cash realized from
Loans, net	654,911	677,935
Interest rate swaps	35,523	35,523
Net cash provided by investing activities	690,434	713,458
Cash flows from financing activities:
Decrease in cash realized from
Line of credit with affiliate	-	(170,000)
Collateral held on interest rate swaps	(33,919)	(33,178)
Cash dividends paid	(443,052)	(558,992)
Net cash used by financing activities	(476,971)	(762,170)
Net change in cash and cash equivalents	653,396	438,740
Cash and cash equivalents at beginning of period	2,092,523	1,358,129
Cash and cash equivalents at end of period	$2,745,919	1,796,869
Supplemental cash flow disclosures:
Cash paid for interest	$141	449
Cash paid for income taxes	9,000	6,000
Change in noncash items:
Dividends payable to affiliates	(39)	(46)
Loan payments, net, settled through affiliate	2,095	(59,000)
Transfers from loans to foreclosed assets	5,249	1,131

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Wachovia Preferred Funding Corp. and its subsidiaries (Wachovia Funding) is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank). Wells Fargo acquired Wachovia Corporation effective December 31, 2008. On March 20, 2010, Wachovia Bank, National Association, a wholly-owned subsidiary of Wells Fargo, merged with and into the Bank, with the Bank as the surviving entity. Wachovia Funding is a real estate investment trust (REIT) for income tax purposes.

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

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Certain amounts in the financial statements for prior years have been revised to conform with current financial statement presentation.

ACCOUNTING DEVELOPMENTS

In first quarter 2010, we adopted the following accounting updates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification:

•	Accounting Standards Update (ASU or Update) 2010-6, Improving Disclosures about Fair Value Measurements;
•	ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140);
•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R); and
•	ASU 2010-10, Amendments for Certain Investment Funds.

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

SUBSEQUENT EVENTS

We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2010. During this period there have been no material events that would require recognition in our first half of 2010 consolidated financial statements or disclosure in the Notes to Financial Statements.

NOTE 2:    LOANS AND ALLOWANCE FOR CREDIT LOSSES

From time to time Wachovia Funding acquires loans from the Bank at fair value. While these transfers represent legal sales by the Bank, they are not treated as sales under GAAP because of the Bank’s indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina, Virginia and Georgia. These markets include approximately 69% and 70% of Wachovia Funding’s total loan balance at June 30, 2010 and December 31, 2009, respectively.

The following table reflects the major categories of the loan portfolio at June 30, 2010 and December 31, 2009.

(in thousands)	June 30, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$322,344	287,578
Real estate mortgage	1,394,259	1,518,849
Real estate construction	163,552	185,306
Total commercial and commercial real estate	1,880,155	1,991,733
Consumer:
Real estate 1-4 family first mortgage	9,132,584	9,133,283
Real estate 1-4 family junior lien mortgage	4,660,088	5,276,588
Total consumer	13,792,672	14,409,871
Total loans	$15,672,827	16,401,604

At June 30, 2010 and December 31, 2009, nonaccrual loans amounted to $279.7 million and $207.5 million, respectively; troubled debt restructurings (TDRs) were $156.2 million at June 30, 2010, and $116.0 million at December 31, 2009. At June 30, 2010 and December 31, 2009, nonaccruing TDRs were $29.8 million and $9.8 million, respectively. There were no commercial loan TDRs at June 30, 2010 and December 31, 2009. A consumer loan is considered impaired if its terms are modified in a TDR. Impairment measurement for TDRs is based on the discounted cash flow method. We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for consumer loan TDRs was $37.4 million at June 30, 2010 and $30.3 million at December 31, 2009. Loans past due 90 days or more, as to interest or principal and still accruing interest were $47.2 million at June 30, 2010, and $50.5 million at December 31, 2009, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$382,305	272,051	337,871	269,913
Provision for credit losses	92,211	79,337	216,350	93,221
Adjustment for passage of time on certain impaired loans (1)	(1,409)	-	(1,409)	-
Loan charge-offs:
Commercial and commercial real estate:
Commercial	-	(8)	-	(10)
Real estate mortgage	(1,132)	-	(1,132)	-
Real estate construction	(17)	-	(17)	-
Total commercial and commercial real estate	(1,149)	(8)	(1,149)	(10)
Consumer:
Real estate 1-4 family first mortgage	(23,531)	(5,742)	(51,790)	(14,886)
Real estate 1-4 family junior lien mortgage	(49,888)	(18,881)	(102,875)	(22,890)
Total consumer	(73,419)	(24,623)	(154,665)	(37,776)
Total loan charge-offs	(74,568)	(24,631)	(155,814)	(37,786)
Loan recoveries:
Commercial and commercial real estate:
Commercial	2	-	158	-
Real estate mortgage	-	-	-	-
Real estate construction	-	-	-	-
Total commercial and commercial real estate	2	-	158	-
Consumer:
Real estate 1-4 family first mortgage	355	210	672	745
Real estate 1-4 family junior lien mortgage	1,695	271	2,763	980
Total consumer	2,050	481	3,435	1,725
Total loan recoveries	2,052	481	3,593	1,725
Net loan charge-offs	(72,516)	(24,150)	(152,221)	(36,061)
Allowances related to business combinations/other	-	-	-	165
Balance, end of period	$400,591	327,238	400,591	327,238
Components:
Allowance for loan losses	$400,098	326,865	400,098	326,865
Reserve for unfunded credit commitments	493	373	493	373
Allowance for credit losses	$400,591	327,238	400,591	327,238
Net loan charge-offs (annualized) as a percentage of average total loans	1.85%	0.56	1.94	0.42
Allowance for loan losses as a percentage of total loans	2.55	1.95	2.55	1.95
Allowance for credit losses as a percentage of total loans	2.56	1.95	2.56	1.95

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and that reduction is recognized as interest income.

NOTE 3:    DERIVATIVES

We use derivative financial instruments as economic hedges and none are treated as accounting hedges. By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. Derivative balances and related cash collateral amounts are shown net in the balance sheet as long as they are subject to master netting agreements and meet the criteria for net presentation in accordance with FASB ASC 815, Derivatives and Hedging. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments as prescribed in FASB ASC 815 were:

	June 30, 2010			December 31, 2009
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(in thousands)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	527,770	386,917	8,200,000	578,790	404,203
Netting (1)		(526,610)	(386,917)		(577,814)	(404,203)
Total		$1,160	-		976	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments for the first half of 2010 were $1.6 million compared with $1.7 million for the first half of 2009. Second quarter 2010 gains were $500 thousand compared with $328 thousand in the same period of 2009.

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

DETERMINATION OF FAIR VALUE

In determining fair value, Wachovia Funding uses market prices of the same or similar instruments whenever such prices are available. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed sale. Where necessary, Wachovia Funding estimates fair value using other market observable data such as prices for synthetic or derivative instruments, market indices, and industry ratings of underlying collateral or models employing techniques such as discounted cash flow analyses. The assumptions used in the models, which typically include assumptions for interest rates, credit losses and prepayments, are corroborated by and independently verified against market observable data where possible. Market observable real estate data is used in valuing instruments where the underlying collateral is real estate or where the fair value of an instrument being valued highly correlates to real estate prices. Where appropriate, Wachovia Funding may use a combination of these valuation approaches.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total
Balance at June 30, 2010
Assets
Interest rate swaps	$-	527,770	-	(526,610)	1,160
Total assets at fair value	$-	527,770	-	(526,610)	1,160
Liabilities
Interest rate swaps	$-	386,917	-	(386,917)	-
Total liabilities at fair value	$-	386,917	-	(386,917)	-
Balance at December 31, 2009
Assets
Interest rate swaps	$-	578,790	-	(577,814)	976
Total assets at fair value	$-	578,790	-	(577,814)	976
Liabilities
Interest rate swaps	$-	404,203	-	(404,203)	-
Total liabilities at fair value	$-	404,203	-	(404,203)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of June 30, 2010, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at June 30, 2010 and December 31, 2009, is presented below.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$2,745,919	2,745,919	2,092,523	2,092,523
Loans, net of unearned income and allowance for loan losses (1)	15,272,729	16,405,941	16,064,173	16,183,305
Interest rate swaps (2)	1,160	1,160	976	976
Accounts receivable - affiliates, net	156,141	156,141	166,388	166,388
Other financial assets	77,831	77,831	82,621	82,621
Financial liabilities
Line of credit with affiliate	-	-	-	-
Other financial liabilities	19,355	19,355	19,259	19,259

(1)	Unearned income was $835.7 million and $732.0 million at June 30, 2010 and December 31, 2009, respectively. Allowance for loan losses was $400.1 million at June 30, 2010 and $337.4 million at December 31, 2009.

(2)	Interest rate swaps are reported net of cash collateral received of $139.7 million and $173.6 million at June 30, 2010 and December 31, 2009, respectively, pursuant to the accounting requirements for net presentation as prescribed in FASB ASC 815. See Note 3 for additional information on derivatives.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Wachovia Funding is not currently involved in nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our consolidated financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our consolidated financial statements for any particular period.

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

Dated: August 11, 2010	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)