Form 10-Q
period 2010-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2010-11-10
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	18
	Consolidated Balance Sheet	19
	Consolidated Statement of Changes in Stockholders’ Equity	20
	Consolidated Statement of Cash Flows	21
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	22
	2 - Loans and Allowance for Credit Losses	24
	3 - Derivatives	26
	4 - Fair Values of Assets and Liabilities	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	4
	Balance Sheet Analysis	6
	Commitments	7
	Risk Management	7
	Transactions with Affiliated Parties	15
	Critical Accounting Policy	15
	Current Accounting Developments	16
	Forward-Looking Statements	16
	Risk Factors	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	17

PART II	Other Information
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signature		31

Exhibit Index		30

PART I – FINANCIAL INFORMATION

SUMMARY FINANCIAL DATA

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands, except per share data)	2010	2009	2010	2009
For the period
Net income	$201,838	246,934	502,820	684,273
Net income available to common stockholders	152,881	211,959	362,771	560,352
Dilluted earnings per common share	1.53	2.12	3.63	5.60
Profitability ratios (annualized)
Return on average assets	4.36%	5.16	3.65	4.82
Return on average stockholders’ equity	4.37	5.28	3.66	4.92
Average stockholders’ equity to assets	99.67	97.82	99.60	98.00
Dividend payout ratio	121.86	119.45	137.04	124.79
Total revenue	$317,028	316,412	869,815	890,350
Average loans	15,886,409	17,264,453	15,859,184	17,306,871
Average assets	18,373,020	18,981,524	18,435,713	18,984,866
Net interest margin	6.50%	6.62	6.18	6.29
Net loan charge-offs	$71,037	57,790	223,258	93,851
As a percentage of average total loans (annualized)	1.77%	1.33	1.88	0.73

At period end
Loans, net of unearned	$15,675,281	16,817,540	15,675,281	16,817,540
Allowance for loan losses	426,267	317,336	426,267	317,336
As a percentage of total loans	2.72%	1.89	2.72	1.89
Assets	$18,212,003	18,476,158	18,212,003	18,476,158
Total stockholders’ equity	18,149,094	18,396,752	18,149,094	18,396,752
Total nonaccrual loans and other nonperforming assets	351,775	161,659	351,775	161,659
As a percentage of total loans	2.24%	0.96	2.24	0.96
Loans 90 days or more past due and still accruing	$44,411	38,643	44,411	38,643

This Report on Form 10-Q for the quarter ended September 30, 2010, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors, some of which are discussed in the “Forward-Looking Statements” section in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), and to the “Risk Factors” section in our 2010 First Quarter Report on Form 10-Q and our 2010 Second Quarter Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

FINANCIAL REVIEW

OVERVIEW

Wachovia Preferred Funding Corp. is engaged in acquiring, holding and managing domestic real estate-related assets, and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of September 30, 2010, we had $18.2 billion in assets, which included $15.7 billion in loans. One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), has operated as a REIT since its formation in 1996. Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), provides us with additional flexibility to hold assets that earn non-qualifying REIT income while we maintain our REIT status. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo & Company and Wells Fargo Bank, National Association. On March 20, 2010, Wachovia Bank, National Association, a wholly-owned subsidiary of Wells Fargo, merged with and into the Bank, with the Bank as the surviving entity. As a result of this merger, the Bank acquired all of the assets and assumed all of the liabilities of Wachovia Bank, National Association, including without limitation, the liabilities as a servicer of our loan participation interest portfolio. At September 30, 2010, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of September 30, 2010, substantially all of our interests in mortgage and other assets that we have acquired have been from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates, as well as mortgage assets or other assets from unaffiliated third parties. The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

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

We earned $201.8 million in third quarter 2010, or $1.53 diluted earnings per common share, compared with $246.9 million, or $2.12, in third quarter 2009. For the first nine months of 2010, our net income was $502.8 million, or $3.63 per common share, compared with $684.3 million, or $5.60 a year ago. The decrease in net income for the three- and nine-month periods was largely due to a higher provision for credit losses recorded in 2010. The provision for credit losses was $314.5 million for the first nine months of 2010, compared with $141.5 million for the same period of 2009. Net charge-offs were $223.3 million (1.88% of average total loans outstanding, annualized) for the nine months ended September 30, 2010 compared with $93.9 million (0.73%) in the same period a year ago.

Distributions made to holders of our preferred securities totaled $48.9 million and $140.0 million for the three- and nine-month periods ended September 30, 2010, which included $13.6 million and $40.8 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors. Dividends on preferred stock were $35.0 million and $123.9 million for the three- and nine-month periods ended September 30, 2009, which included $13.6 million and $40.8 million, respectively, in dividends on our Series A preferred securities.

Loans, which include loans and loan participation interests, totaled $15.7 billion at September 30, 2010, down from $16.4 billion at December 31, 2009. Loans represented approximately 86% and 89% of assets at September 30, 2010 and December 31, 2009, respectively. Our consumer loans include real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and our commercial loans include commercial and commercial real estate (CRE) loans. The change in loans from the end of 2009 primarily reflected loan sales, paydowns and charge-offs on outstanding balances, partially offset by additional loan purchases from the Bank.

Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. Such purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at September 30, 2010 and December 31, 2009. In third quarter 2010, the Bank restructured a commercial lending relationship, which affected a participation interest from the Bank to Wachovia Funding. As a result, the Bank was required to purchase the participation interest, a commercial PCI loan, from Wachovia Funding at the unpaid principal balance. That participation interest had been recorded on our balance sheet at a value that was less than the unpaid principal balance. As a result of this transaction, we recorded a gain on sale to affiliate of $18.0 million.

Nonaccrual loans at September 30, 2010 were $344.9 million, up from $207.5 million at December 31, 2009. The increase in nonaccrual loans largely reflected increases in commercial real estate and real estate 1-4 family loans, due to slower disposition.

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

EARNINGS PERFORMANCE

Net income available to common stockholders.    We earned net income available to common stockholders of $362.8 million and $560.4 million in the first nine months of 2010 and 2009, respectively. For third quarter 2010, net income available to common stockholders was $152.9 million compared with $212.0 million in third quarter 2009. This decrease was primarily attributable to higher provision for credit losses and lower net interest income, partially offset by lower noninterest expense and a gain on a loan sale to affiliate.

Interest Income.    Interest income of $849.2 million in the first nine months of 2010 decreased $37.2 million, or 4%, compared with the first nine months of 2009, due to lower average interest-earning assets and a lower average interest rate on total interest-earning assets compared with the first nine months of 2009. The average interest rate on total interest-earning assets was 6.18% in the first nine months of 2010 compared with 6.29% in the first nine months of 2009.

Average consumer loans decreased $1.0 billion to $14.0 billion compared with the first nine months of 2009 while average commercial loans decreased $428.1 million to $1.8 billion in the same period due to loan sales, paydowns and charge-offs. In the first nine months of 2010 and 2009, interest income included $143.9 million and $93.4 million, respectively, from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. We currently anticipate that we will continue to reinvest loan paydowns primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits decreased $151 thousand to $952 thousand in the first nine months of 2010 compared with the first nine months of 2009, driven by lower short-term interest rates from the same period a year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the nine months ended September 30, 2010 and 2009, are presented in the following table.

	Nine months ended September 30
	2010			2009
(in thousands)	Average balance	Interest income	Yields/ rates	Average balance	Interest income	Yields/ rates
Commercial loans (1)	$1,844,610	32,252	2.34%	$2,272,754	44,689	2.63%
Real estate 1-4 family	14,014,574	815,999	7.78	15,034,117	840,649	7.47
Interest-bearing deposits in banks and other earning assets	2,509,431	952	0.05	1,521,735	1,103	0.10

Total interest-earning assets	$18,368,615	849,203	6.18%	$18,828,606	886,441	6.29%

(1)	2010 includes taxable-equivalent adjustments.

Interest income of $298.2 million in third quarter 2010 decreased $16.2 million, or 5%, compared with third quarter 2009, due to lower average interest-earning assets and a lower average interest rate on total interest-earning assets compared with third quarter 2009. The average interest rate on total interest-earning assets was 6.50% in third quarter 2010 and 6.62% in third quarter 2009.

Average consumer loans decreased $1.0 billion to $14.1 billion compared with third quarter 2009 while average commercial loans decreased $332.6 million to $1.8 billion in the same period due to loan sales, paydowns and charge-offs. In third quarter 2010, interest income included $67.6 million from the accretion of discounts on purchased consumer loans primarily driven by an acceleration of accretion from repayment of loans during the period. We currently anticipate that we will continue to reinvest loan paydowns primarily in consumer real-estate secured loans. Interest income on cash invested in overnight eurodollar deposits increased $98 thousand to $301 thousand in third quarter 2010 compared with third quarter 2009, driven by higher average balances compared with the same period one year ago. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the quarters ended September 30, 2010 and 2009, are presented in the following table.

	Quarter ended September 30,
	2010			2009
(in thousands)	Average balance	Interest income	Yields/ rates	Average balance	Interest income	Yields/ rates
Commercial loans (1)	$1,793,138	11,283	2.50%	$2,125,733	17,490	3.26%
Real estate 1-4 family	14,093,271	286,571	8.09	15,138,720	296,693	7.78
Interest-bearing deposits in banks and other earning assets	2,352,319	301	0.05	1,590,814	203	0.05

Total interest-earning assets	$18,238,728	298,155	6.50%	$18,855,267	314,386	6.62%

(1)	2010 includes taxable-equivalent adjustments.

Interest Expense.    We did not have any borrowings on our line of credit in the first nine months of 2010; therefore, no interest expense was incurred, compared with $380 thousand in the first nine months of 2009 and $148 thousand in third quarter 2009. The line of credit with the Bank averaged $281.8 million in the first nine months of 2009.

Provision for Credit Losses.    The provision for credit losses was $314.5 million in the first nine months of 2010 compared with $141.5 million in the first nine months of 2009. The third quarter 2010 provision for credit losses was $98.1 million compared with $48.3 million in third quarter 2009. The increase in the provision for credit losses resulted from higher net charge-offs as well as a credit reserve build to increase the allowance for loan losses. The increase in charge-offs compared with a year ago was in part attributable to minimal charge-offs on our non-PCI loans in early 2009, because such loans were all in performing status at the time of the Wachovia merger, as well as the challenging economic and housing conditions impacting the consumer real estate portfolio. Please refer to the “—Balance Sheet Analysis and Risk Management-Allowance for Credit Losses” sections for information on the allowance for loan losses.

Noninterest Income.    Noninterest income totaled $20.6 million for the first nine months of 2010 compared with $4.3 million in the same period of 2009. Third quarter 2010 noninterest income was $18.9 million compared with $2.2 million in third quarter 2009. The 2010 results include gain on loan sales to affiliate of $17.7 million. For additional information, see “Transactions with Affiliated Parties.” Noninterest income also includes gains on interest rate swaps. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $2.4 million in the first nine months of 2010 compared with a gain of $3.5 million in the first nine months of 2009. The lower gain in the first nine months of 2010 primarily reflects a lower magnitude of interest rate decreases compared with the first nine months of 2009. Included in gain on interest rate swaps was expense associated with the derivative cash collateral received of $209 thousand and $299 thousand in the first nine months of 2010 and 2009, respectively.

Noninterest Expense.    Noninterest expense totaled $51.6 million in the first nine months of 2010 compared with $61.1 million in the same period a year ago. Third quarter 2010 noninterest expense was $16.8 million compared with $20.3 million in third quarter 2009. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses.

Loan servicing costs decreased $4.4 million to $45.3 million in the first nine months of 2010, which reflected the impact of paydowns on commercial and consumer loans. These costs are driven by the size and mix of our loan portfolio. Home equity loan products cost more to service than other loan products. All loans are serviced by the Bank pursuant to our participation and servicing agreements which include market-based fees. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is equal to the total committed amount of each loan multiplied by a percentage per annum.

Management fees were $3.4 million in the first nine months of 2010 compared with $8.6 million in the first nine months of 2009, primarily reflecting a change in allocation methodology. Management fees represent reimbursements for general overhead expenses paid on our behalf. For 2010, management fees are calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. In 2009, Wachovia Funding was assessed monthly management fees based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Other expense primarily consists of costs associated with foreclosures on residential properties.

Income Tax Expense.    Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $928 thousand in the first nine months of 2010 compared with $3.4 million in the first nine months of 2009, and $323 thousand in third quarter 2010 compared with $856 thousand in third quarter 2009. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2010 is primarily related to the reduction in pre-tax income and lower state income tax expense.

BALANCE SHEET ANALYSIS

Total Assets.    Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $18.2 billion at September 30, 2010, compared with $18.4 billion at December 31, 2009. Loans, net of unearned income were 86% of total assets at September 30, 2010, compared with 89% at December 31, 2009.

Loans.    Loans, net of unearned income decreased $726.3 million to $15.7 billion at September 30, 2010, compared with December 31, 2009, primarily reflecting loan sales, paydowns and charge-offs across the entire portfolio, partially offset by consumer loan reinvestments. In the nine months ended September 30, 2010 and 2009, we purchased consumer loans from the Bank at estimated fair value of $1.9 billion and $2.4 billion, respectively, in these periods. At September 30, 2010, and December 31, 2009, consumer loans represented 89% and 88% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses.    The allowance for loan losses increased $88.8 million from December 31, 2009, to $426.3 million at September 30, 2010. The allowance increase in 2010 was primarily driven by continuing housing related economic conditions, the unsteady economic recovery, and increased numbers of loan modifications.

At September 30, 2010, the allowance for loan losses included $394.3 million for consumer loans and $32.0 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section describes how management estimates the allowance for loan losses and the reserve for unfunded credit commitments.

Interest Rate Swaps.    Interest rate swaps, net were $1.5 million at September 30, 2010, and $1.0 million at December 31, 2009, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable—Affiliates, Net.    Accounts receivable from affiliates, net was $216.9 million at September 30, 2010, compared with $166.4 million at December 31, 2009, as a result of intercompany transactions related to net loan paydowns, interest receipts and funding with the Bank.

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

Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into an overall evaluation of credit risk and to the extent necessary, loss reserves are recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk. The “—Risk Management—Liquidity and Funding” section describes the way we manage liquidity and fund these commitments, to the extent funding is required. At September 30, 2010 and December 31, 2009, unfunded commitments to extend credit were $531.2 million and $666.7 million, respectively.

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

Concentration of credit risk generally arises with respect to our loans when a significant number of underlying loans have borrowers that engage in similar business activities or activities in the same industry or geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of our loan portfolio for the top five states with loans outstanding.

(in thousands)	Commercial and commercial real estate	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
September 30, 2010
Florida	$429,563	1,252,466	614,429	2,296,458	15%
Pennsylvania	170,233	1,136,169	740,518	2,046,920	13
New Jersey	267,589	932,439	910,583	2,110,611	13
North Carolina	315,583	908,028	364,327	1,587,938	10
Virginia	179,129	677,470	446,960	1,303,559	8
All other states	350,593	4,657,136	1,322,066	6,329,795	41

Total loans	$1,712,690	9,563,708	4,398,883	15,675,281	100%

December 31, 2009
Florida	$529,202	1,366,181	726,688	2,622,071	16%
Pennsylvania	265,808	1,282,162	896,169	2,444,139	15
New Jersey	284,655	991,811	1,072,175	2,348,641	14
North Carolina	365,005	888,388	432,254	1,685,647	10
Virginia	150,151	666,856	543,912	1,360,919	9
All other states	396,912	3,937,885	1,605,390	5,940,187	36

Total loans	$1,991,733	9,133,283	5,276,588	16,401,604	100%

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

	September 30, 2010		December 31, 2009
(in thousands)	Total	% of total loans	Total	% of total loans
Finance	$96,057	37%	$45,544	16%
Public administration	31,317	12	96,987	34
Real estate-other (1)	31,722	12	33,815	12
Investors	23,346	9	25,900	9
Industrial equipment	17,361	7	17,290	6
Food and beverage	23,973	9	28,705	10
Crops	11,749	4	9,667	3
Real estate investment trust	-	-	6,878	2
Healthcare	6,947	3	7,330	3
Other	18,946	7	15,462	5

Total commercial loans	$261,418	100%	$287,578	100%

(1)	Includes lessors, building operators and real estate agents.

The following table is a summary of CRE loans by state and property type.

	September 30, 2010				December 31, 2009
(in thousands)	Real estate mortgage	Real estate construction	Total	% of total loans	Real estate mortgage	Real estate construction	Total	% of total loans
By state:
Florida	$345,058	39,153	384,211	26%	$363,629	51,825	415,454	25%
North Carolina	294,917	18,484	313,401	22	341,385	21,126	362,511	21
New Jersey	213,734	2,329	216,063	15	220,534	5,540	226,074	13
Pennsylvania	115,785	5,246	121,031	8	161,640	62,815	224,455	13
South Carolina	90,913	3,474	94,387	7	101,151	3,975	105,126	6
All other states	286,944	35,235	322,179	22	330,510	40,025	370,535	22

Total loans	$1,347,351	103,921	1,451,272	100%	$1,518,849	185,306	1,704,155	100%

By property:
Office buildings	$351,103	1,891	352,994	24%	$411,234	2,200	413,434	24%
Industrial/warehouse	271,894	3,429	275,323	19	307,058	9,245	316,303	19
Retail (excluding shopping center)	212,117	9,335	221,452	15	206,047	9,818	215,865	13
Real estate—other	106,088	25,880	131,968	9	150,224	21,989	172,213	10
Shopping center	143,499	-	143,499	10	152,633	-	152,633	9
Hotel/motel	95,763	636	96,399	7	110,643	895	111,538	7
Apartments	83,946	10,257	94,203	6	92,226	12,446	104,672	6
Institutional	67,724	-	67,724	5	81,366	-	81,366	5
Land (excluding 1-4 family)	3,777	49,080	52,857	4	-	73,454	73,454	4
1-4 family structure	6,689	2,524	9,213	1	5,209	54,284	59,493	3
Other	4,751	889	5,640	-	2,209	975	3,184	-

Total loans	$1,347,351	103,921	1,451,272	100%	$1,518,849	185,306	1,704,155	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and loan-to-value (LTV) ratio.

	September 30, 2010		December 31, 2009
(in thousands)	Real estate 1-4 family mortgage	Current LTV ratio (1)	Real estate 1-4 family mortgage	Current LTV ratio (1)
Florida	$1,866,895	93%	$2,092,869	85%
Pennsylvania	1,876,687	68	2,178,331	72
New Jersey	1,843,022	72	2,063,986	74
North Carolina	1,272,355	75	1,320,642	76
Virginia	1,124,430	72	1,210,768	76
All other states	5,979,202	73%	5,543,275	78%

Total loans	$13,962,591		$14,409,871

(1)	Collateral values are determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

The following table includes additional data, by geographical area, for our home equity portfolio, which reflected the largest portion of our credit losses in 2010.

HOME EQUITY PORTFOLIO (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balances		or more past due		Quarter ended
(in thousands)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2010	June 30, 2010	Sept. 30, 2010	June 30, 2010
New Jersey	$905,689	965,837	4.51%	4.28	3.91	2.63
Pennsylvania	736,292	782,754	3.16	2.81	1.54	1.42
Florida	611,776	639,796	6.93	6.75	9.29	10.50
Virginia	444,102	473,064	3.44	3.52	4.43	4.71
North Carolina	360,421	378,562	3.52	3.00	2.75	2.92
Other	1,313,885	1,391,806	4.74	4.60	4.32	3.41

Total	$4,372,165	4,631,819	4.50	4.29	4.35	3.98

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans.

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

Note 1 (Summary of Significant Accounting Policies – Loans) to Financial Statements in our 2009 Form 10-K describes our accounting policy for nonaccrual and impaired loans.

NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

(in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans
Commercial and commercial real estate:
Commercial	$-	3,510
Real estate mortgage	24,786	4,869
Real estate construction	1,039	-

Total commercial and commercial real estate	25,825	8,379

Consumer:
Real estate 1-4 family first mortgage	206,294	119,666
Real estate 1-4 family junior lien mortgage	112,795	79,495
Total consumer	319,089	199,161
Total nonaccrual loans	344,914	207,540
Other nonperforming assets
Foreclosed assets	6,861	2,282

Total nonaccrual loans and other nonperforming assets	$351,775	209,822

As a percentage of total loans	2.24%	1.28

Nonaccrual loans increased to $344.9 million at September 30, 2010, from $207.5 million at December 31, 2009. The increase was primarily related to commercial real estate and consumer real estate 1-4 family mortgage loans, due to continued slow dispositions as well as the emergence of nonaccrual loans from the non-PCI portfolio, which were all accruing at the date of merger.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status. Dispositions have been slower in this economic cycle for a few reasons. Modification programs, including government and proprietary, require customers to provide updated documentation and complete trial repayment periods, to evidence sustained performance, before the loan can be removed from nonaccrual status. In addition, for loans in foreclosure, many states, including Florida where Wachovia Funding has significant exposures, have enacted legislation that significantly increases the time frames to complete the foreclosure process, meaning that loans will remain in nonaccrual status for longer periods. In addition, recent foreclosure moratoriums are causing an even greater slow down in dispositions in some states. At the conclusion of the foreclosure process, we continue to sell real estate owned in a timely fashion.

Troubled Debt Restructurings (TDRs)

The following table provides information regarding the recorded investment in loans modified in TDRs.

(in thousands)	Sept. 30, 2010	June 30, 2010	Mar. 31 2010	Dec. 31, 2009

Consumer TDRs:
Real estate 1-4 family first mortgage	$117,916	87,853	69,113	54,129
Real estate 1-4 family junior lien mortgage	74,258	68,371	63,676	61,882

Total consumer TDRs	192,174	156,224	132,789	116,011

Commercial and commercial real estate TDRs	-	-	-	-

Total TDRs	$192,174	156,224	132,789	116,011

TDRs on nonaccrual status	$74,882	29,784	14,461	9,801
TDRs on accrual status	117,292	126,440	118,328	106,210

Total TDRs	$192,174	156,224	132,789	116,011

We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for consumer loan TDRs was $48.1 million at September 30, 2010, and $30.3 million at December 31, 2009. Total charge-offs related to loans modified in a TDR were $4.3 million and $250 thousand for the nine months ended 2010 and 2009, respectively.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING (1)

(in thousands)	September 30, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$2	-
Real estate mortgage	2,419	9,445
Real estate construction	-	-
Total commercial and commercial real estate	2,421	9,445
Consumer:
Real estate 1-4 family first mortgage	23,716	20,681
Real estate 1-4 family junior lien mortgage	18,274	20,406

Total consumer	41,990	41,087

Total	$44,411	50,532

(1)	The carrying value of PCI loans contractually 90 days or more past due was $12.4 million and $47.6 million at September 30, 2010 and at December 31, 2009, respectively. These amounts are excluded from the above table as PCI loan accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

Net Charge-offs

Net charge-offs in the first nine months of 2010 were $223.3 million (1.88% of average total loans outstanding, annualized) compared with $93.9 million (0.73%) a year ago. Net charge-offs were $71.0 million (1.77%) for third quarter 2010 compared with $57.8 million (1.33%) for third quarter 2009. The increase in charge-offs compared with a year ago was in part attributable to minimal charge-offs on our non-PCI loans in early 2009, because such loans were all in performing status at the time of the Wachovia merger, as well as the challenging economic and housing conditions impacting the consumer real estate portfolio. The majority of the increase was in consumer real estate, which has a higher concentration of home equity loans geographically located in the eastern United States. Collateral value stabilization and delinquency improvements have lagged in this portfolio which continued to experience elevated losses. These conditions also contributed to increases in overall reserve levels.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $70.7 million in the first nine months of 2010 compared with $32.5 million a year ago. Net charge-offs in the real estate 1-4 family junior lien portfolio were $150.1 million in the first nine months of 2010 compared with $61.3 million a year ago. Our relatively high-quality real estate 1-4 family mortgage portfolio continued to reflect relatively low loss rates, although until housing prices fully stabilize, these credit losses are expected to remain elevated.

Commercial and CRE net charge-offs in the first nine months of 2010 were $2.5 million, while 2009 charge-offs were not significant. While economic stress and decreased commercial real estate values have resulted in the deterioration of our commercial and CRE credit profile, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

For statistically evaluated portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as delinquency migration rates and portfolio concentrations to estimate loss content. Additionally, the allowance for consumer TDRs is based on the risk characteristics of the modified loans and the resultant estimated cash flows discounted at the pre-modification effective yield of the loan. While the allowance is determined using product and business segment estimates, it is available to absorb losses in the entire loan portfolio.

At September 30, 2010, the allowance for loan losses totaled $426.3 million (2.72% of total loans), compared with $337.4 million (2.06%), at December 31, 2009.

The ratio of the allowance for credit losses to total nonaccrual loans was 124% and 163% at September 30, 2010 and December 31, 2009, respectively. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

We believe the allowance for credit losses of $426.8 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2010. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2009 Form 10-K.

ASSET/LIABILITY MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

Interest Rate Risk

Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 17% of our loan portfolio consisted of variable rate loans at September 30, 2010. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At September 30, 2010, approximately 83% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2010, $5.3 billion, or 29% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2010, our liabilities were $62.9 million, or less than 1% of our assets, while stockholders’ equity was $18.1 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

At September 30, 2010, our position in interest rate swaps, which is recorded as a net amount on our consolidated balance sheet at fair value, was an asset of $571.5 million, a liability of $429.9 million, and a cash collateral payable of $140.1 million.

At September 30, 2010, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.29%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.72 years, weighted average receive rate of 0.29% and weighted average pay rate of 5.72% at September 30, 2010. Since the swaps have a weighted average maturity of 1.72 years, their value is primarily driven by changes in long-term interest rates. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2010.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $1.4 million or $2.8 million, respectively. If market rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $1.4 million or $2.7 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

To the extent that Wachovia Funding’s board of directors determines that additional funding is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. In addition, any necessary liquidity could be obtained by drawing on lines of credit with the Bank. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of those lines is under a revolving demand note at a rate equal to the federal funds rate. During the first nine months of 2010, we made no draws under our lines of credit with the Bank; therefore, there were no outstandings on the lines of credit with the Bank at the end of the first nine months of 2010.

At September 30, 2010, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed.

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

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank a percentage per annum fee for this service on commercial loans and on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. Additionally, we are subject to the Bank’s management fee policy and are assessed monthly management fees based on our relative percentage of Wells Fargo’s total FTEs, total average assets and total revenue. We also have a swap servicing and fee arrangement with the Bank, whereby the Bank provides operations, back office, book entry, record keeping and valuation services related to our interest rate swaps, for which we pay a fee to the Bank.

Eurodollar deposits with the Bank are our primary cash management vehicle. We have also entered into certain loan participations with affiliates and are allocated a portion of all income associated with these loans.

In the first nine months of 2010, we paid the Bank $1.9 billion in cash for consumer loans, which reflected fair value purchase prices. In conjunction with these purchases, we did not borrow under our existing line of credit with the Bank and incurred no interest expense owed to the Bank. Interest if incurred under this line of credit is at a rate equal to the federal funds rate. We had no borrowings outstanding on our line of credit with the Bank at September 30, 2010. The Notes to Financial Statements has information about the accounting treatment of these loan purchases. In third quarter 2010, the Bank restructured a commercial lending relationship, which affected a participation interest from the Bank to Wachovia Funding. As a result, the Bank was required to purchase the participation interest, a commercial PCI loan, from Wachovia Funding at the unpaid principal balance. That participation interest had been recorded on our balance sheet at a value that was less than the unpaid principal balance. As a result of this transaction, we recorded a gain on sale to affiliate of $18.0 million.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncement has been issued by the Financial Accounting Standards Board, but is not yet effective:

•	Accounting Standards Update (ASU or Update) 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status and aging of past due receivables by class of financing receivable, and roll forward of the allowance for credit losses by portfolio segment. Portfolio segment is the level at which an entity develops and documents a systematic method to determine its allowance for credit losses. Class of financing receivable is generally a disaggregation of portfolio segment. This guidance is effective for us in fourth quarter 2010 with prospective application. Additionally, companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses effective in the first quarter 2011. Our adoption of the Update will not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

—	the effect of political and economic conditions and geopolitical events;
—	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits;
—	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;
—	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;
—	investor sentiment and confidence in the financial markets;
—	our reputation;
—	the impact of current, pending and future legislation, regulation and legal actions;
—	changes in accounting standards, rules and interpretations;
—	mergers and acquisitions, and our ability to integrate them;
—	various monetary and fiscal policies and regulations of the U.S. and foreign governments;
—

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and legislation; and

—	the other factors described in “Risk Factors” below.

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

RISK FACTORS

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding in Part I, Item 1A of our 2009 Form  10-K, 2010 First Quarter Form 10-Q and 2010 Second Quarter Form 10-Q.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of September 30, 2010, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of September 30, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter in 2010 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest income	$298,153	314,386	849,196	886,441
Interest expense	-	148	-	380
Net interest income	298,153	314,238	849,196	886,061
Provision for credit losses	98,105	48,321	314,455	141,542
Net interest income after provision for credit losses	200,048	265,917	534,741	744,519
Noninterest income
Gain on interest rate swaps	749	1,853	2,397	3,530
Gain on loan sales to affiliate	17,974	-	17,714	-
Other income	152	321	508	759
Total noninterest income	18,875	2,174	20,619	4,289
Noninterest expense
Loan servicing costs	14,483	15,750	45,323	49,757
Management fees	1,152	2,797	3,394	8,596
Other	1,127	1,754	2,895	2,760
Total noninterest expense	16,762	20,301	51,612	61,113
Income before income tax expense	202,161	247,790	503,748	687,695
Income tax expense	323	856	928	3,422
Net income	201,838	246,934	502,820	684,273
Dividends on preferred stock	48,957	34,975	140,049	123,921
Net income available to common stockholders	$152,881	211,959	362,771	560,352
Per common share information
Basic earnings	$1.53	2.12	3.63	5.60
Diluted earnings	$1.53	2.12	3.63	5.60
Average common shares
Basic	99,999.9	99,999.9	99,999.9	99,999.9
Diluted	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except shares)	Sept. 30, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$2,654,409	2,092,523
Loans, net of unearned income	15,675,281	16,401,604
Allowance for loan losses	(426,267)	(337,431)
Net loans	15,249,014	16,064,173
Interest rate swaps	1,463	976
Accounts receivable—affiliates, net	216,937	166,388
Other assets	90,180	86,068
Total assets	$18,212,003	18,410,128
Liabilities
Line of credit with affiliate	$-	-
Deferred income tax liabilities	36,930	49,971
Other liabilities	25,979	24,834
Total liabilities	62,909	74,805
Stockholders’ Equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2010 and 2009	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2010 and 2009	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2010 and 2009	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2010 and 2009	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 99,999,900 shares issued and outstanding in 2010 and 2009	1,000	1,000
Additional paid-in capital	18,526,608	18,526,608
Retained earnings (deficit)	(379,257)	(193,028)
Total stockholders’ equity	18,149,094	18,335,323
Total liabilities and stockholders’ equity	$18,212,003	18,410,128

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2008	$743	1,000	18,584,285	-	18,586,028
Net income	-	-	-	684,273	684,273
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.55 per share	-	-	-	(21,824)	(21,824)
Series C preferred securities at $14.47 per share	-	-	-	(61,277)	(61,277)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $7.30 per share	-	-	-	(730,000)	(730,000)
Changes incident to business combinations	-	-	(19,628)	-	(19,628)
Balance, September 30, 2009	$743	1,000	18,564,657	(169,648)	18,396,752

Balance December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323
Net income	-	-	-	502,820	502,820
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.41 per share	-	-	-	(16,411)	(16,411)
Series C preferred securities at $19.56 per share	-	-	-	(82,818)	(82,818)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $ 5.49 per share	-	-	-	(549,000)	(549,000)
Balance, September 30, 2010	$743	1,000	18,526,608	(379,257)	18,149,094

The accompanying notes are an integral part of these statements.

WACHOVIA PREFERRED FUNDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended Sept. 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$502,820	684,273
Adjustments to reconcile net income to net cash provided (used) by operating activities
Accretion of discount on loans	(146,186)	(96,336)
Provision for loan losses	314,455	141,542
Deferred income tax benefits	(13,041)	(10,530)
Interest rate swaps	(2,605)	(3,829)
Accounts receivable/payable—affiliates, net	7,435	5,145
Other assets and other liabilities, net	(2,967)	21,028
Net cash provided by operating activities	659,911	741,293
Cash flows from investing activities:
Increase in cash realized from
Loans, net	588,906	644,083
Interest rate swaps	35,523	35,523
Net cash provided by investing activities	624,429	679,606
Cash flows from financing activities:
Decrease in cash realized from
Line of credit with affiliate	-	(170,000)
Collateral held on interest rate swaps	(33,405)	(31,604)
Cash dividends paid	(689,049)	(854,006)
Net cash used by financing activities	(722,454)	(1,055,610)
Net change in cash and cash equivalents	561,886	365,289
Cash and cash equivalents at beginning of period	2,092,523	1,358,129
Cash and cash equivalents at end of period	$2,654,409	1,723,418
Supplemental cash flow disclosures:
Cash paid for interest	$209	679
Cash paid for income taxes	14,000	10,000
Change in noncash items:
Dividends payable to affiliates	-	(85)
Loan payments, net, settled through affiliate	(57,984)	(3,043)
Transfers from loans to foreclosed assets	9,169	5,106

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

ACCOUNTING DEVELOPMENTS

In first quarter 2010, we adopted the following accounting updates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification:

•	Accounting Standards Update (ASU or Update) 2010-6, Improving Disclosures about Fair Value Measurements;
•	ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140);
•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R); and
•	ASU 2010-10, Amendments for Certain Investment Funds.

In third quarter 2010, we adopted the following accounting updates to the FASB Accounting Standards Codification:

•	ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.

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

ASU 2010-18 provides guidance for modified purchased credit-impaired (PCI) loans that are accounted for within a pool. Under the new guidance, modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed troubled debt restructurings (TDRs). The Update also clarifies that entities should consider the impact of modifications on a pool of PCI loans when evaluating that pool for impairment. These accounting changes were effective for us in third quarter 2010 with early adoption permitted. Our adoption of this Update did not affect our consolidated financial statement results, as the new guidance is consistent with our current accounting practice.

SUBSEQUENT EVENTS

We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2010. During this period there have been no material events that would require recognition in our first nine months of 2010 consolidated financial statements or disclosure in the Notes to Financial Statements.

NOTE 2:    LOANS AND ALLOWANCE FOR CREDIT LOSSES

From time to time Wachovia Funding acquires loans from the Bank at fair value. While these transfers represent legal sales by the Bank, they are not treated as sales under GAAP because of the Bank’s indirect ownership interest in Wachovia Funding. Accordingly, Wachovia Funding’s assets represent non-recourse receivables from the Bank which are fully collateralized by the underlying loans. Wachovia Funding obtains from the Bank participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 59% and 64% of Wachovia Funding’s total loan balance at September 30, 2010 and December 31, 2009, respectively.

The following table reflects the major categories of the loan portfolio at September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Commercial and commercial real estate:
Commercial	$261,418	287,578
Real estate mortgage	1,347,351	1,518,849
Real estate construction	103,921	185,306
Total commercial and commercial real estate	1,712,690	1,991,733
Consumer:
Real estate 1-4 family first mortgage	9,563,708	9,133,283
Real estate 1-4 family junior lien mortgage	4,398,883	5,276,588
Total consumer	13,962,591	14,409,871
Total loans	$15,675,281	16,401,604

At September 30, 2010 and December 31, 2009, nonaccrual loans amounted to $344.9 million and $207.5 million, respectively; TDRs were $192.2 million at September 30, 2010, and $116.0 million at December 31, 2009. At September 30, 2010 and December 31, 2009, nonaccruing TDRs were $74.9 million and $9.8 million, respectively. There were no commercial loan TDRs at September 30, 2010 and December 31, 2009. Loan modifications that constitute TDRs are assessed for impairment. Impairment measurement for TDRs is based on the discounted cash flow method. We establish an impairment reserve when a loan is restructured in a TDR. The impairment reserve for consumer loan TDRs was $48.1 million at September 30, 2010 and $30.3 million at December 31, 2009. The average recorded investment in impaired loans was $156.5 million and $136.1 million in the third quarter and first nine months of 2010, respectively. Interest income recognized on impaired loans after impairment was $2.3 million and $5.4 million in the third quarter and first nine months of 2010, respectively, and $619 thousand and $ 1.1 million in the third quarter and first nine months of 2009, respectively. Loans past due 90 days or more, as to interest or principal and still accruing interest were $44.4 million at September 30, 2010, and $50.5 million at December 31, 2009, respectively.

In third quarter 2010, the Bank restructured a commercial lending relationship, which affected a participation interest from the Bank to Wachovia Funding. As a result, the Bank was required to purchase the participation interest, a commercial PCI loan, from Wachovia Funding at the unpaid principal balance. That participation interest had been recorded on our balance sheet at a value that was less than the unpaid principal balance. As a result of this transaction, we recorded a gain on sale to affiliate of $18.0 million.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$400,591	327,238	337,871	269,913
Provision for credit losses	98,105	48,321	314,455	141,542
Adjustment for passage of time on certain impaired loans (1)	(899)	-	(2,308)	-
Loan charge-offs:
Commercial and commercial real estate:
Commercial	-	-	-	(10)
Real estate mortgage	(1,508)	-	(2,640)	-
Real estate construction	-	(27)	(17)	(27)
Total commercial and commercial real estate	(1,508)	(27)	(2,657)	(37)
Consumer:
Real estate 1-4 family first mortgage	(19,844)	(18,694)	(71,634)	(33,580)
Real estate 1-4 family junior lien mortgage	(51,372)	(39,908)	(154,247)	(62,798)
Total consumer	(71,216)	(58,602)	(225,881)	(96,378)
Total loan charge-offs	(72,724)	(58,629)	(228,538)	(96,415)
Loan recoveries:
Commercial and commercial real estate:
Commercial	-	-	158	-
Real estate mortgage	-	-	-	-
Real estate construction	-	-	-	-
Total commercial and commercial real estate	-	-	158	-
Consumer:
Real estate 1-4 family first mortgage	298	313	970	1,058
Real estate 1-4 family junior lien mortgage	1,389	526	4,152	1,506
Total consumer	1,687	839	5,122	2,564
Total loan recoveries	1,687	839	5,280	2,564
Net loan charge-offs	(71,037)	(57,790)	(223,258)	(93,851)
Allowances related to business combinations/other	-	-	-	165
Balance, end of period	$426,760	317,769	426,760	317,769
Components:
Allowance for loan losses	$426,267	317,336	426,267	317,336
Reserve for unfunded credit commitments	493	433	493	433
Allowance for credit losses	$426,760	317,769	426,760	317,769
Net loan charge-offs (annualized) as a percentage of average total loans	1.77%	1.33	1.88	0.73
Allowance for loan losses as a percentage of total loans	2.72	1.89	2.72	1.89
Allowance for credit losses as a percentage of total loans	2.72	1.89	2.72	1.89

(1)	Certain impaired loans have a valuation allowance determined by discounting expected cash flows at the respective loan’s effective interest rate. Accordingly, the valuation allowance for these impaired loans reduces with the passage of time and that reduction is recognized as interest income.

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

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments as prescribed in FASB ASC 815 were:

	September 30, 2010			December 31, 2009
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(in thousands)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Interest rate swaps	$8,200,000	571,522	429,853	8,200,000	578,790	404,203
Netting (1)		(570,059)	(429,853)		(577,814)	(404,203)
Total		$1,463	-		976	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments for the first nine months of 2010 were $2.4 million compared with $3.5 million for the first nine months of 2009. Third quarter 2010 gains were $749 thousand compared with $1.9 million in the same period of 2009.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total
Balance at September 30, 2010
Assets
Interest rate swaps	$-	571,522	-	(570,059)	1,463
Total assets at fair value	$-	571,522	-	(570,059)	1,463
Liabilities
Interest rate swaps	$-	429,853	-	(429,853)	-
Total liabilities at fair value	$-	429,853	-	(429,853)	-
Balance at December 31, 2009
Assets
Interest rate swaps	$-	578,790	-	(577,814)	976
Total assets at fair value	$-	578,790	-	(577,814)	976
Liabilities
Interest rate swaps	$-	404,203	-	(404,203)	-
Total liabilities at fair value	$-	404,203	-	(404,203)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty in accordance with FASB ASC 815, Derivatives and Hedging. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of September 30, 2010, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Information about the fair value of on-balance sheet financial instruments at September 30, 2010 and December 31, 2009, is presented below.

	September 30, 2010		December 31, 2009
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$2,654,409	2,654,409	2,092,523	2,092,523
Loans, net of unearned income and allowance for loan losses (1)	15,249,014	16,645,106	16,064,173	16,183,305
Interest rate swaps (2)	1,463	1,463	976	976
Accounts receivable - affiliates, net	216,937	216,937	166,388	166,388
Other financial assets	72,076	72,076	82,621	82,621
Financial liabilities
Line of credit with affiliate	-	-	-	-
Other financial liabilities	18,808	18,808	19,259	19,259

(1)	Unearned income was $873.3 million and $732.0 million at September 30, 2010 and December 31, 2009, respectively. Allowance for loan losses was $426.3 million at September 30, 2010 and $337.4 million at December 31, 2009.

(2)	Interest rate swaps are reported net of cash collateral received of $140.1 million and $173.6 million at September 30, 2010 and December 31, 2009, respectively, pursuant to the accounting requirements for net presentation as prescribed in FASB ASC 815. See Note 3 for additional information on derivatives.

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

Dated: November 10, 2010	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)