Form 10-Q
period 2011-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2011-05-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-31557

Wachovia Preferred Funding Corp.

(Exact name of registrant as specified in its charter)

Delaware	56-1986430
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company.)

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

As of April 30 2011, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information
		Page
Item 1.	Financial Statements
	Consolidated Statement of Income	20
	Consolidated Balance Sheet	21
	Consolidated Statement of Changes in Stockholders’ Equity	22
	Consolidated Statement of Cash Flows	23
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	24
	2 - Loans and Allowance for Credit Losses	25
	3 - Derivatives	36
	4 - Fair Values of Assets and Liabilities	37
	5 - Common and Preferred Stock	40
	6 - Transactions with Related Parties	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	6
	Risk Management	7
	Critical Accounting Policy	16
	Current Accounting Developments	16
	Forward-Looking Statements	17
	Risk Factors	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	19

PART II	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	42

Signature		43

Exhibit Index		42

PART I – FINANCIAL INFORMATION

Table 1: Summary Financial Data

	Quarter ended			% Change March 31, 2011 from

(in thousands, except per share data)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2010	Dec. 31, 2010	Mar. 31, 2010

For the period
Net income	$210,867	266,596	131,467	(21)%	60
Net income available to common stockholders	164,921	220,779	86,204	(25)	91
Diluted earnings per common share	1.65	2.21	0.86	(25)	92
Profitability ratios (annualized)
Return on average assets	5.19%	5.78	2.88	(10)	80
Return on average stockholders’ equity	5.26	5.78	2.89	(9)	82
Average stockholders’ equity to assets	98.71	99.99	99.50	-	-
Dividend payout ratio (1)	128.02	110.21	180.47	16	(29)
Total revenue	$280,800	323,179	273,518	(13)	3
Average loans	14,850,696	15,746,796	15,961,755	(6)	(7)
Average assets	16,482,360	18,301,606	18,529,791	(10)	(11)
Net interest margin	6.92%	7.02	5.97	(1)	16
Net loan charge-offs	$65,322	61,646	79,705	6	(18)
As a percentage of average total loans (annualized)	1.78%	1.55	2.03	15	(12)

At period end
Loans, net of unearned	$14,286,152	15,506,564	15,920,695	(8)	(10)
Allowance for loan losses	389,310	402,960	381,773	(3)	2
As a percentage of total loans	2.73%	2.60	2.40	5	14
Assets	$15,656,496	18,178,117	18,299,311	(14)	(14)
Total stockholders’ equity	15,562,794	18,121,873	18,229,527	(14)	(15)
Total nonaccrual loans and other nonperforming assets	363,226	372,717	254,013	(3)	43
As a percentage of total loans	2.54%	2.40	1.60	6	59
Loans 90 days or more past due and still accruing (2)	$27,182	40,384	53,944	(33)%	(50)

(1)	Excludes $2.5 billion common stock special capital distribution from additional paid-in capital declared and paid first quarter 2011.
(2)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Report on Form 10-Q for the quarter ended March 31, 2011, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors, some of which are discussed in the “Forward-Looking Statements” section in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets, and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of March 31, 2011, we had $15.7 billion in assets, which included $14.3 billion in loans. One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), has operated as a REIT since its formation in 1996. Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), provides us with additional flexibility to hold assets that earn non-qualifying REIT income while we maintain our REIT status. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At March 31, 2011, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of March 31, 2011, substantially all of our interests in mortgage and other assets were acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates, as well as mortgage assets or other assets from unaffiliated third parties. The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

For the tax year ending December 31, 2011, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Internal Revenue Code (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

We earned $210.9 million in first quarter 2011, or $1.65 diluted earnings per common share, compared with $131.5 million, or $0.86, in first quarter 2010. The increase in first quarter 2011 net income from a year ago was largely due to lower provision for credit losses recorded in 2011 and an increase in net interest income. The provision for credit losses was $52.5 million for the first quarter 2011, compared with $124.1 million for the same period of 2010. Net charge-offs were $65.3 million (1.78% of average total loans outstanding, annualized) for the first quarter of 2011 compared with $79.7 million (2.03%) in the same period a year ago.

Distributions made to holders of our preferred securities totaled $45.9 million in first quarter 2011, which included $13.6 million in dividends paid on our Series A preferred securities held by non-affiliated investors. Dividends on preferred stock were $45.3 million in first quarter 2010, which included $13.6 million in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $2.7 billion in first quarter 2011, which included $224.0 million in dividends and a $2.5 billion special capital distribution. The $2.5 billion special capital distribution reduced relatively high levels of cash on our balance sheet resulting from loan pay-downs, in order to maintain real estate assets greater than 80% of total assets to continue to qualify for the exemption from registration under the Investment Company Act. Based on our current expectations of loan pay-downs and anticipated reinvestment in assets REITs are permitted to own during 2011, management expects to request our board of directors to consider return of up to an additional $3.0 billion of capital to holders of our common stock in 2011.

Loans, which include loans and loan participation interests, totaled $14.3 billion at March 31, 2011, down from $15.5 billion at December 31, 2010, primarily due to pay-downs, charge-offs and loan sales. Loans represented approximately 91% and 85% of assets at March 31, 2011 and December 31, 2010, respectively. Our consumer loans include real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and our commercial loans include commercial and industrial and commercial real estate (CRE) loans.

Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding, had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. Such purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at March 31, 2011 and December 31, 2010.

Nonaccrual loans at March 31, 2011 were $354.5 million, down from $366.8 million at December 31, 2010. The decrease in nonaccrual loans largely reflected a decrease in loans entering nonaccrual status as well as increasing levels of nonaccrual loan resolutions.

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

In the quarter ended March 31, 2011, we did not purchase any loans from the Bank. In first quarter 2010 Wachovia Funding purchased $344.8 million of consumer loans.

Earnings Performance

Net income available to common stockholders

We earned net income available to common stockholders of $164.9 million and $86.2 million in first quarter 2011 and 2010, respectively. The increase in year over year first quarter net income was primarily attributable to lower provision for credit losses and higher net interest income.

Interest Income

Interest income of $280.3 million in first quarter 2011 increased $7.9 million, or 3%, compared with first quarter 2010, due to a higher average yield on total interest-earning assets, partially offset by lower average interest-earning assets. The average yield on total interest-earning assets was 6.92% in first quarter 2011 compared with 5.97% in first quarter 2010. The overall increase in the average yield on the combined consumer and commercial loan portfolio was primarily attributable to an increase in the accretion of discounts on purchased consumer loans. In first quarter 2011 and 2010, interest income included discount accretion of $67.5 million and $35.7 million, respectively. The increase in discount accretion was primarily driven by (i) an acceleration of accretion due to loan pay-downs or loan pay-offs attributable to loan refinancing activity and (ii) an increase in amount of accretable discount resulting from consumer loan purchases during fiscal 2010.

Average consumer loans decreased $768.7 million to $13.3 billion compared with the first quarter of 2010 while average commercial loans decreased $342.4 million to $1.5 billion in the same period due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will primarily acquire consumer real-estate secured loans and other REIT-eligible assets. The $1.0 billion decrease in average interest-bearing deposits in banks and other interest-earning assets to $1.5 billion was primarily attributable to the $2.5 billion special capital distribution in first quarter 2011. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

The average balances, interest income and rates related to interest-earning assets for the quarters ended March 31, 2011 and 2010, are presented in the following table.

Table 2: Net Interest Income

	Quarter ended March 31,

	2011			2010
(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,530,766	8,973	2.38%	$1,873,171	10,428	2.26%
Real estate 1-4 family	13,319,930	271,180	8.23	14,088,584	261,685	7.52
Interest-bearing deposits in banks and other interest-earning assets	1,513,799	189	0.05	2,524,684	315	0.05

Total interest-earning assets	$16,364,495	280,342	6.92%	$18,486,439	272,428	5.97%

(1)	Includes taxable-equivalent adjustments.

Interest Expense

We did not have any borrowings on our line of credit in first quarter 2011 or 2010.

Provision for Credit Losses

The provision for credit losses was $52.5 million in first quarter 2011 compared with $124.1 million in first quarter 2010. The first quarter 2011 decrease in the provision for credit losses resulted from lower net charge-offs and a credit allowance release, while first quarter 2010 included an allowance build. The decrease in charge-offs and allowance was primarily driven by improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of troubled debt restructurings (TDRs). Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for further information on the allowance for loan losses.

Noninterest Income

Noninterest income totaled $460 thousand in first quarter 2011 compared with $1.1 million in first quarter 2010. First quarter 2011 included a gain on loan sales to affiliate of $113 thousand, compared with a $256 thousand loss in first quarter 2010. Noninterest income also includes gains on interest rate swaps. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $110 thousand in first quarter 2011 compared with a gain of $1.1 million in first quarter 2010. The lower gain in first quarter 2011 primarily reflects a lower magnitude of interest rate decreases compared with first quarter 2010. Included in gain on interest rate swaps was expense associated with derivative cash collateral received of $41 thousand and $58 thousand in the first quarter of 2011 and 2010, respectively.

Noninterest Expense

Noninterest expense totaled $17.4 million in first quarter 2011 compared with $17.5 million in the same period a year ago. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses.

Loan servicing costs decreased $2.6 million to $13.0 million in first quarter 2011, which reflected a decrease in the commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio. Home equity loan products generally cost more to service than other loan products. All loans are serviced by the Bank pursuant to our participation and servicing agreements. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is based on the total committed amount of each loan multiplied by a percentage per annum.

Management fees were $1.2 million in first quarter 2011 compared with $1.1 million in first quarter 2010. Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees are calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue.

Other expense primarily consists of costs associated with foreclosures on residential properties.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $92 thousand in first quarter 2011 compared with $437 thousand in first quarter 2010. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2011 was primarily related to the reduction in pre-tax income for WPR.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $15.7 billion at March 31, 2011, compared with $18.2 billion at December 31, 2010. The decrease in total assets was primarily attributable to a $1.1 billon decrease in cash and cash equivalents and a $1.2 billion decrease in loans, net of unearned income. The corresponding decrease was primarily a $2.5 billion reduction in additional paid-in capital, reflecting the $2.5 billion special capital distribution paid to common shareholders in January 2011. Loans, net of unearned income were 91% of total assets at March 31, 2011, compared with 85% at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents decreased $1.1 billion to $1.7 billion at March 31, 2011, compared with $2.8 billion at December 31, 2010. The decrease in first quarter 2011 was attributable to the $2.5 billion special capital distribution paid to common shareholders, partially offset by loan pay-downs and pay-offs.

Loans

Loans, net of unearned income decreased $1.2 billion to $14.3 billion at March 31, 2011, compared with December 31, 2010, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio. In first quarter 2011 we did not purchase any loans. In first quarter 2010 we purchased consumer loans from the Bank at estimated fair value of $344.8 million. At both March 31, 2011 and December 31, 2010, consumer loans represented 90% of loans and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $13.7 million from December 31, 2010, to $389.3 million at March 31, 2011. The allowance decrease from the end of 2010 was primarily driven by continued improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of loan modifications accounted for as TDRs.

At March 31, 2011, the allowance for loan losses included $366.7 million for consumer loans and $22.6 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps, net were $1.2 million at March 31, 2011, and $1.0 million at December 31, 2010, which represents the fair value of our net position in interest rate swaps.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions related to net loan pay-downs, interest receipts, and other transactions with the Bank.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity risks. The following discussion highlights this framework as it relates to how we manage each of these risks.

Credit Risk Management

Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, banking regulatory examiners review and perform detailed tests of Wells Fargo’s credit underwriting, loan administration and allowance processes.

A key to our credit risk management is adhering to a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. We approve applications and make loans only if we believe the customer has the ability to repay the loan or line of credit according to all its terms. Our underwriting of loans collateralized by residential real property includes appraisals or automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time. AVMs estimate property values based on processing large volumes of market data including market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Generally AVMs are used in underwriting to support property values on loan originations only where the loan amount is under $250,000. For underwriting residential property loans of $250,000 or more, we generally require property visitation appraisals by qualified independent appraisers.

We continually evaluate and modify our credit policies to address appropriate levels of risk. Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (credit rating) (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an adequate allowance for credit losses. The following analysis reviews the relevant concentrations and certain credit metrics of our significant portfolios. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2011
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans

Florida	$386,338	1,116,572	537,495	2,040,405	14%
New Jersey	252,488	824,082	779,383	1,855,953	13
Pennsylvania	131,186	1,021,234	635,828	1,788,248	13
North Carolina	264,949	813,260	308,275	1,386,484	10
California	3,284	1,121,844	41,874	1,167,002	8
All other states	461,272	4,088,668	1,498,120	6,048,060	42

Total loans	$1,499,517	8,985,660	3,800,975	14,286,152	100%

The following table is a summary of our commercial and industrial loans by industry.

Table 4: Commercial and Industrial Loans by Industry

	March 31, 2011
(in thousands)	Total	% of total loans

Finance	$97,760	40%
Public administration	26,279	11
Real estate-other (1)	24,166	10
Investors	22,976	9
Industrial equipment	19,274	8
Food and beverage	16,497	7
Crops	13,712	6
Timber/Forestry	8,633	3
Leasing	5,635	2
Healthcare	5,467	2
Other	4,046	2

Total loans	$244,445	100%

(1)	Includes lessors, building operators and real estate agents.

The following table is a summary of CRE loans by state and property type.

Table 5: CRE Loans by State and Property Type

	March 31, 2011
(in thousands)	Real estate mortgage	Real estate construction	Total	% of total loans

By state:
Florida	$301,966	35,288	337,254	27%
North Carolina	250,849	12,339	263,188	21
New Jersey	202,408	2,267	204,675	16
Pennsylvania	95,068	3,342	98,410	8
South Carolina	77,111	1,600	78,711	6
All other states	256,508	16,326	272,834	22

Total loans	$1,183,910	71,162	1,255,072	100%

By property:
Office buildings	$317,117	769	317,886	25%
Industrial/warehouse	236,090	2,487	238,577	19
Retail (excluding shopping center)	181,292	8,685	189,977	15
Shopping center	135,996	-	135,996	11
Real estate - other	97,117	12,058	109,175	9
Hotel/motel	85,407	476	85,883	7
Apartments	56,587	10,023	66,610	5
Institutional	53,820	-	53,820	4
Land (excluding 1-4 family)	10,640	30,520	41,160	3
1-4 family structure	6,769	1,228	7,997	1
Other	3,075	4,916	7,991	1

Total loans	$1,183,910	71,162	1,255,072	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and combined loan-to-value (CLTV) ratio.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	March 31, 2011
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)

Pennsylvania	$1,657,062	67%
Florida	1,654,067	91
New Jersey	1,603,465	71
California	1,163,718	61
North Carolina	1,121,535	74
All other states	5,586,788	75%

Total loans	$12,786,635

(1)	Collateral values are generally determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

The following table includes recent quarterly data, by geographical area, for our home equity portfolio, which reflected the largest portion of our credit losses in first quarter 2011.

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate annualized
	Outstanding balance		or more past due		Quarter ended
(in thousands)	Mar. 31, 2011	Dec.31, 2010	Mar. 31, 2011	Dec.31, 2010	Mar. 31, 2011	Dec.31, 2010

New Jersey	$775,608	833,984	4.47%	4.73	4.57	3.15
Pennsylvania	632,485	681,232	3.23	3.52	1.87	1.62
Florida	535,831	568,037	5.60	6.72	9.04	9.83
Virginia	384,391	410,781	3.39	3.72	3.20	2.77
North Carolina	305,454	328,089	3.84	3.66	2.99	2.45
Other	1,146,838	1,220,888	4.18	4.55	4.27	3.49

Total	$3,780,607	4,043,011	4.17	4.56	4.39	3.84

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $20,368 at March 31, 2011 and $23,519 at December 31, 2010.

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

Note 1 (Summary of Significant Accounting Policies – Loans) to Financial Statements in our 2010 Form 10-K describes our accounting policy for nonaccrual and impaired loans.

Table 8: Nonaccrual Loans and Other Nonperforming Assets

(in thousands)	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Nonaccrual loans:
Commercial:
Commercial and industrial	$901	2,454	-	-	-
Real estate mortgage	22,454	21,491	24,786	20,986	9,274
Real estate construction	442	366	1,039	1,089	-

Total commercial	23,797	24,311	25,825	22,075	9,274

Consumer:
Real estate 1-4 family first mortgage	222,843	225,297	206,294	163,991	155,812
Real estate 1-4 family junior lien mortgage	107,812	117,218	112,795	93,662	86,129

Total consumer	330,655	342,515	319,089	257,653	241,941

Total nonaccrual loans	354,452	366,826	344,914	279,728	251,215

Other nonperforming assets:
Foreclosed assets	8,774	5,891	6,861	4,208	2,798

Total nonaccrual loans and other nonperforming assets	$363,226	372,717	351,775	283,936	254,013

As a percentage of total loans	2.54%	2.40	2.24	1.81	1.60

Typically, changes to nonaccrual loans period-over-period represent the difference of inflows for loans that reach a specified past due status or where we believe that the full collection of principal is in doubt, and outflows of loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status.

Nonaccrual loans decreased to $354.5 million at March 31, 2011, from $366.8 million at December 31, 2010. The decrease was primarily related to consumer real estate 1-4 family mortgage loans, largely reflecting a decrease in loans entering nonaccrual status as well as an increase in nonaccrual outflows. The decrease in nonaccrual inflow is in part due to improvements in delinquency performance. The following table has details on the inflows and outflows related to nonaccrual loans.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Mar. 31, 2011	Dec. 31, 2010

Commercial nonaccrual loans
Balance, beginning of quarter	$24,311	25,825
Inflows	1,409	1,300
Outflows	(1,923)	(2,814)

Balance, end of quarter	23,797	24,311

Consumer nonaccrual loans
Balance, beginning of quarter	342,515	319,089
Inflows	54,822	75,572
Outflows	(66,682)	(52,146)

Balance, end of quarter	330,655	342,515

Total nonaccrual loans	$354,452	366,826

TROUBLED DEBT RESTRUCTURINGS (TDRs)

The following table provides information regarding loans modified in TDRs.

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Consumer TDRs:
Real estate 1-4 family first mortgage	$147,878	131,159	117,916	87,853	69,113
Real estate 1-4 family junior lien mortgage	92,952	78,187	74,258	68,371	63,676

Total consumer TDRs	240,830	209,346	192,174	156,224	132,789
Commercial TDRs	2,439	2,454	-	-	-

Total TDRs	$243,269	211,800	192,174	156,224	132,789

TDRs on nonaccrual status	$69,836	69,134	74,882	29,784	14,461
TDRs on accrual status	173,433	142,666	117,292	126,440	118,328

Total TDRs	$243,269	211,800	192,174	156,224	132,789

We establish an allowance for loan losses when a loan is modified in a TDR, which for consumer loans was $69.9 million at March 31, 2011, and $51.9 million at December 31, 2010. Total charge-offs related to loans modified in a TDR were $3.6 million in first quarter 2011 and $418 thousand in first quarter 2010.

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

We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the required timing of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $10.0 million at March 31, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. We do not hold 1-4 family mortgage loans that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs that would be considered for this table.

The decrease from December 31, 2010 to March 31, 2011 was primarily related to a decrease in loans entering 90 days past due and still accruing status coupled with the migration of loans from 90 days or more past due and still accruing to a nonaccrual status.

Table 11 reflects loans 90 days or more past due and still accruing.

Table 11: Loans 90 Days or More Past Due and Still Accruing

(in thousands)	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Commercial:
Commercial and industrial	$6	1	2	12	5
Real estate mortgage	-	3,419	2,419	1,610	14,044
Real estate construction	-	-	-	-	-

Total commercial	6	3,420	2,421	1,622	14,049

Consumer:
Real estate 1-4 family first mortgage	13,476	22,319	23,716	26,165	20,422
Real estate 1-4 family junior lien mortgage	13,700	14,645	18,274	19,370	19,473

Total consumer	27,176	36,964	41,990	45,535	39,895

Total	$27,182	40,384	44,411	47,157	53,944

NET CHARGE-OFFS

Table 12: Net Charge-offs

	Quarter ended

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)

Total commercial	$(42)	(0.01)%	$446	0.11%	$1,508	0.33%	$1,147	0.25%	$(157)	(0.03)%

Total consumer	65,364	1.99	61,200	1.72	69,529	1.96	71,369	2.07	79,862	2.30

Total	$65,322	1.78%	$61,646	1.55%	$71,037	1.77%	$72,516	1.85%	$79,705	2.03%

(1)	Quarterly net charge-offs as a percentage of average loans are annualized.

Net charge-offs in first quarter 2011 were $65.3 million (1.78% of average total loans outstanding, annualized) compared with $79.7 million (2.03%) a year ago. The decrease in charge-offs was in part due to modest improvement in economic conditions as well as aggressive loss mitigation activities. The majority of losses were in consumer real estate, which has a higher concentration of home equity loans located in the eastern United States. Collateral value stabilization and delinquency improvements are materializing in this portfolio, and we expect continued gradual improvement from the still-elevated level of current losses.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $23.0 million in first quarter 2011 compared with $27.9 million a year ago. Net charge-offs in the real estate 1-4 family junior lien portfolio were $42.4 million in first quarter 2011 compared with $51.9 million a year ago. Real estate 1-4 family mortgage portfolio continued to reflect relatively low loss rates compared with industry trends.

Commercial and industrial and CRE net charge-offs in first quarter 2011 and first quarter 2010 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

We employ a disciplined process and methodology to establish our allowance for loan losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the adequacy of the allowance as we use several analytical tools in determining its adequacy.

At March 31, 2011, the allowance for loan losses totaled $389.3 million (2.73% of total loans), compared with $403.0 million (2.60%), at December 31, 2010.

The ratio of the allowance for credit losses to total nonaccrual loans was 110% at both March 31, 2011 and December 31, 2010. In general, this ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

Total provision for credit losses was $52.5 million in first quarter 2011, compared with $124.1 million a year ago. The first quarter 2011 provision was $12.9 million less than credit losses, compared with a provision that exceeded net charge-offs by $44.4 million in first quarter 2010. Absent significant deterioration in the economy, we expect future reductions in the allowance for credit losses.

In determining the appropriate allowance attributable to our residential real estate portfolios, the loss rates used in our analysis include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. The loss content associated with existing and probable loan modifications has been considered in our allowance methodology.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

We believe the allowance for credit losses of $389.6 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2011. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2010 Form 10-K.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 17% of our loan portfolio consisted of variable rate loans at March 31, 2011. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At March 31, 2011, approximately 83% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2011, $4.2 billion, or 27% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2011, our liabilities were $93.7 million, or less than 1% of our assets, while stockholders’ equity was $15.6 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

At March 31, 2011, our position in interest rate swaps was an asset of $431.0 million, a liability of $324.6 million, and a cash collateral payable of $105.2 million. The position in the interest rate swap is recorded as a net amount on our consolidated balance sheet at fair value, as positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty, and is reported net of the cash collateral received and paid.

At March 31, 2011, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.31%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.22 years, weighted average receive rate of 0.31% and weighted average pay rate of 5.72% at March 31, 2011. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at March 31, 2011.

MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $800 thousand or $1.6 million, respectively. If interest rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $800 thousand or $1.5 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At March 31, 2011, there were no borrowings outstanding on our line of credit with the Bank. Should a longer-term liquidity need arise, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. During first quarter 2011, we did not purchase any loan participations from the Bank. Based on our current expectations of loan pay-downs and anticipated reinvestment in assets REITs are permitted to own during 2011, we expect our board of directors to consider return of up to an additional $3.0 billion of capital to holders of our common stock by the end of 2011, in addition to the $2.5 billion special capital distribution paid in January 2011. In addition to the special capital distributions, we expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP).

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

At March 31, 2011, our liabilities principally consist of accounts payable to affiliates, net and deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2010 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. One of these policies is critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We have identified the allowance for credit losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Management has reviewed and approved this critical accounting policy and has discussed this policy with the Audit Committee of Wachovia Funding’s board of directors. This policy is described in the “Critical Accounting Policy” section in our 2010 Form 10-K.

Current Accounting Developments

The following accounting pronouncement has been issued by the Financial Accounting Standards Board (FASB) but is not yet effective:

•	Accounting Standards Update (ASU or Update) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update is effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. We are evaluating the impact these accounting changes may have on our consolidated financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; possible capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, including regulatory capital standards; and Wachovia Funding’s plans, objectives and strategies.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	the effect of political and economic conditions and geopolitical events;
•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers repayment of our loan participations;
•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;
•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;
•	investor sentiment and confidence in the financial markets;
•	our reputation;
•	the impact of current, pending and future legislation, regulation and legal actions, including capital standards applicable to the Bank or Wells Fargo;
•	changes in accounting standards, rules and interpretations;
•	mergers and acquisitions, and our ability to integrate them;
•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;
•

financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) and legislation; and

•	the other factors described in “Risk Factors” in our 2010 Form 10-K and in this Report.

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not continue to stabilize or improve. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” section in our 2010 Form 10-K for more information about risks. Any factor described below or elsewhere in this Report or in our 2010 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors not discussed below or elsewhere in this Report that could adversely affect our financial results and condition.

The following risk factor supplements the risk factors set forth in our 2010 Form 10-K and should be read in conjunction with the other risk factors described in that report.

Proposed capital standards, if adopted, may cause our Series A preferred securities to be redeemed early.

Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, among other things, if regulators adopt capital standards that do not permit Wells Fargo or the Bank to treat our Series A preferred securities as Tier 1 capital, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation. Regulatory authorities have yet to propose final regulations to implement certain capital standards required in the Dodd-Frank Act. It is possible that such capital standards, when proposed and adopted, will affect Wells Fargo’s or the Bank’s ability to treat our Series A preferred securities as Tier 1 capital. We will continue to monitor the proposed capital standards and whether such capital standards would result in our determination that a Regulatory Capital Event, as defined, has occurred and therefore cause the Series A preferred securities to become redeemable under their terms. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of March 31, 2011, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of March 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2011 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,
(in thousands, except per share amounts)	2011	2010

Interest income	$280,340	272,428
Interest expense	-	-

Net interest income	280,340	272,428
Provision for credit losses	52,466	124,139

Net interest income after provision for credit losses	227,874	148,289

Noninterest income
Gain on interest rate swaps	110	1,148
Gain (loss) on loan sales to affiliate	113	(256)
Other	237	198

Total noninterest income	460	1,090

Noninterest expense
Loan servicing costs	12,983	15,625
Management fees	1,150	1,100
Other	3,242	750

Total noninterest expense	17,375	17,475

Income before income tax expense	210,959	131,904
Income tax expense	92	437

Net income	210,867	131,467
Dividends on preferred stock	45,946	45,263

Net income applicable to common stock	$164,921	86,204

Per common share information
Earnings per common share	$1.65	0.86
Diluted earnings per common share	1.65	0.86
Dividends declared per common share	$2.24	1.92
Average common shares outstanding	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

(in thousands, except shares)	Mar. 31, 2011	Dec. 31, 2010

Assets
Cash and cash equivalents	$1,694,996	2,774,299
Loans, net of unearned	14,286,152	15,506,564
Allowance for loan losses	(389,310)	(402,960)

Net loans	13,896,842	15,103,604

Interest rate swaps, net	1,163	1,013
Accounts receivable - affiliates, net	-	218,394
Other assets	63,495	80,807

Total assets	$15,656,496	18,178,117

Liabilities

Accounts payable - affiliates, net	$44,591	-
Deferred income tax liabilities	25,331	30,255
Other liabilities	23,780	25,989

Total liabilities	93,702	56,244

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	16,026,608	18,526,608
Retained earnings (deficit)	(465,557)	(406,478)

Total stockholders’ equity	15,562,794	18,121,873

Total liabilities and stockholders’ equity	$15,656,496	18,178,117

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323

Net income	-	-	-	131,467	131,467
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.13 per share	-	-	-	(5,201)	(5,201)
Series C preferred securities at $6.25 per share	-	-	-	(26,468)	(26,468)
Common stock at $1.92 per share	-	-	-	(192,000)	(192,000)

Balance, March 31, 2010	$743	1,000	18,526,608	(298,824)	18,229,527

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	210,867	210,867
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.13 per share	-	-	-	(5,332)	(5,332)
Series C preferred securities at $6.38 per share	-	-	-	(27,020)	(27,020)
Common stock at $2.24 per share	-	-	-	(224,000)	(224,000)
Common stock special capital distribution	-	-	(2,500,000)	-	(2,500,000)

Balance, March 31, 2011	$743	1,000	16,026,608	(465,557)	15,562,794

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$210,867	131,467
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(67,937)	(36,428)
Provision for credit losses	52,466	124,139
Deferred income tax benefits	(4,924)	(4,092)
Interest rate swaps	(151)	(1,206)
Accounts receivable/payable - affiliates, net	(16,535)	(4,912)
Other assets and other liabilities, net	15,104	1,977

Net cash provided by operating activities	188,890	210,945

Cash flows from investing activities:
Increase in cash realized from
Loans:
Purchases	-	(344,821)
Proceeds from payments and sales	1,501,753	791,030

Net cash provided by investing activities	1,501,753	446,209

Cash flows from financing activities:
Increase (decrease) in cash realized from
Collateral held on interest rate swaps	-	1,091
Special capital distribution	(2,500,000)	-
Cash dividends paid	(269,946)	(237,263)

Net cash used by financing activities	(2,769,946)	(236,172)

Net change in cash and cash equivalents	(1,079,303)	420,982
Cash and cash equivalents at beginning of period	2,774,299	2,092,523

Cash and cash equivalents at end of period	$1,694,996	2,513,505

Supplemental cash flow disclosures:
Cash paid for interest	$41	58
Cash paid for income taxes	4,000	4,000
Change in non cash items:
Loan payments, net, settled through affiliate	279,520	8,669
Transfers from loans to foreclosed assets	4,482	2,760

The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

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

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2011. During this period there have been no material events that would require recognition in our first quarter 2011 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and California. These markets include approximately 58% of

Wachovia Funding’s total loan balance at both March 31, 2011 and December 31, 2010.

The following table reflects loans net of unearned discounts and deferred fees of $719.2 million and $785.2 million in the major categories of the loan portfolio at March 31, 2011 and December 31, 2010, respectively.

(in thousands)	Mar. 31, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$244,445	209,818
Real estate mortgage	1,183,910	1,267,350
Real estate construction	71,162	76,033

Total commercial	1,499,517	1,553,201

Consumer:
Real estate 1-4 family first mortgage	8,985,660	9,886,833
Real estate 1-4 family junior lien mortgage	3,800,975	4,066,530

Total consumer	12,786,635	13,953,363

Total loans	$14,286,152	15,506,564

The following table summarizes the proceeds paid (excluding accrued interest receivable of $1.6 million in first quarter 2010) or received from the Bank for purchases and sales of loans,

respectively. Wachovia Funding did not purchase loans in first quarter 2011.

	Quarter ended March 31,

	2011			2010
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Purchases	$-	-	-	-	343,234	343,234
Sales	(5)	(31,248)	(31,253)	(1,148)	(22,056)	(23,204)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at March 31, 2011 was $462.9 million.

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

Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics, individually for larger impaired loans.

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

The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring (TDR), whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, not identified as a TDR, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate, to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

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

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in thousands)	2011	2010

Balance, beginning of quarter	$403,555	337,871
Provision for credit losses	52,466	124,139
Interest income on certain impaired loans (1)	(1,081)	-
Loan charge-offs:
Commercial:
Commercial and industrial	-	-
Real estate mortgage	(43)	-

Total commercial	(43)	-

Consumer:
Real estate 1-4 family first mortgage	(23,400)	(28,259)
Real estate 1-4 family junior lien mortgage	(44,747)	(52,987)

Total consumer	(68,147)	(81,246)

Total loan charge-offs	(68,190)	(81,246)

Loan recoveries:
Commercial:
Commercial and industrial	-	157
Real estate mortgage	85	-

Total commercial	85	157

Consumer:
Real estate 1-4 family first mortgage	431	316
Real estate 1-4 family junior lien mortgage	2,352	1,068

Total consumer	2,783	1,384

Total loan recoveries	2,868	1,541

Net loan charge-offs	(65,322)	(79,705)

Balance, end of quarter	$389,618	382,305
Components:
Allowance for loan losses	$389,310	381,773
Allowance for unfunded credit commitments	308	532

Allowance for credit losses	$389,618	382,305

Net loan charge-offs as a percentage of average total loans	1.78%	2.03
Allowance for loan losses as a percentage of total loans	2.73	2.40
Allowance for credit losses as a percentage of total loans	2.73	2.40

(1)	Effective second quarter 2010, certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,
	2011			2010
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance, beginning of quarter	$26,413	377,142	403,555	18,973	318,898	337,871
Provision for credit losses	(3,505)	55,971	52,466	6,843	117,296	124,139
Interest income on certain impaired loans	-	(1,081)	(1,081)	-	-	-

Loan charge-offs	(43)	(68,147)	(68,190)	-	(81,246)	(81,246)
Loan recoveries	85	2,783	2,868	157	1,384	1,541

Net loan charge-offs	42	(65,364)	(65,322)	157	(79,862)	(79,705)

Balance, end of quarter	$22,950	366,668	389,618	25,973	356,332	382,305

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2011

Collectively evaluated (1)	$13,694	296,737	310,431	1,469,294	12,483,396	13,952,690
Individually evaluated (2)	9,256	69,931	79,187	21,470	240,830	262,300
Purchased credit-impaired (PCI) (3)	-	-	-	8,753	62,409	71,162

Total	$22,950	366,668	389,618	1,499,517	12,786,635	14,286,152

December 31, 2010

Collectively evaluated (1)	$15,852	325,261	341,113	1,521,028	13,678,399	15,199,427
Individually evaluated (2)	10,561	51,881	62,442	23,263	209,346	232,609
PCI (3)	-	-	-	8,910	65,618	74,528

Total	$26,413	377,142	403,555	1,553,201	13,953,363	15,506,564

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on March 31, 2011, information, with the exception of updated FICO and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the last month of each quarter.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

March 31, 2011

By risk category:
Pass	$242,557	1,022,166	55,527	1,320,250
Criticized	1,888	161,744	15,635	179,267

Total commercial loans	$244,445	1,183,910	71,162	1,499,517

December 31, 2010

By risk category:
Pass	$206,362	1,087,574	68,838	1,362,774
Criticized	3,456	179,776	7,195	190,427

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

March 31, 2011

By delinquency status:
Current-29 days past due (DPD)	$243,482	1,150,463	70,509	1,464,454
30-89 DPD	56	10,993	211	11,260
90+ DPD and still accruing	6	-	-	6
Nonaccrual loans	901	22,454	442	23,797

Total commercial loans	$244,445	1,183,910	71,162	1,499,517

December 31, 2010

By delinquency status:
Current-29 DPD	$207,363	1,238,311	74,440	1,520,114
30-89 DPD	-	4,129	1,227	5,356
90+ DPD and still accruing	1	3,419	-	3,420
Nonaccrual loans	2,454	21,491	366	24,311

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2011

By delinquency status:
Current	$8,440,341	3,440,231	11,880,572
1-29 DPD	239,859	205,070	444,929
30-59 DPD	92,802	49,875	142,677
60-89 DPD	45,551	28,934	74,485
90-119 DPD	23,399	20,326	43,725
120-179 DPD	51,884	32,012	83,896
180+ DPD	111,443	30,086	141,529
Remaining PCI accounting adjustments	(19,619)	(5,559)	(25,178)

Total consumer loans	$8,985,660	3,800,975	12,786,635

December 31, 2010

By delinquency status:
Current	$9,329,130	3,653,515	12,982,645
1-29 DPD	240,362	227,877	468,239
30-59 DPD	90,734	57,608	148,342
60-89 DPD	49,688	34,843	84,531
90-119 DPD	35,593	21,674	57,267
120-179 DPD	54,874	41,498	96,372
180+ DPD	110,100	33,986	144,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2011

By updated FICO:
< 600	$571,489	458,289	1,029,778
600-639	305,584	205,997	511,581
640-679	584,022	365,908	949,930
680-719	1,223,479	562,257	1,785,736
720-759	1,772,652	764,096	2,536,748
760-799	2,868,897	899,870	3,768,767
800+	1,490,852	465,611	1,956,463
No FICO available	188,304	84,506	272,810
Remaining PCI accounting adjustments	(19,619)	(5,559)	(25,178)

Total consumer loans	$8,985,660	3,800,975	12,786,635

December 31, 2010

By updated FICO:
< 600	$592,306	478,837	1,071,143
600-639	308,528	219,499	528,027
640-679	594,252	363,377	957,629
680-719	1,240,345	583,981	1,824,326
720-759	1,882,147	811,697	2,693,844
760-799	3,136,616	932,872	4,069,488
800+	1,608,139	492,220	2,100,359
No FICO available	548,148	188,518	736,666
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties as the AVM values have proven less accurate for these properties.

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios excluding PCI loans. In recent years, the residential real estate markets have experienced significant declines in property values and several markets, particularly California and Florida have experienced declines that turned out to be more significant than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

March 31, 2011

By LTV/CLTV:
0-60%	$3,749,122	721,581	4,470,703
60.01-80%	2,877,948	740,736	3,618,684
80.01-100%	1,409,785	982,009	2,391,794
100.01-120% (1)	546,866	731,713	1,278,579
> 120% (1)	343,109	613,488	956,597
No LTV/CLTV available	78,449	17,007	95,456
Remaining PCI accounting adjustments	(19,619)	(5,559)	(25,178)

Total	$8,985,660	3,800,975	12,786,635

December 31, 2010

By LTV/CLTV:
0-60%	$4,196,364	963,813	5,160,177
60.01-80%	3,276,565	799,961	4,076,526
80.01-100%	1,457,583	1,010,522	2,468,105
100.01-120% (1)	538,686	698,335	1,237,021
> 120% (1)	316,528	546,039	862,567
No LTV/CLTV available	124,755	52,331	177,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total	$9,886,833	4,066,530	13,953,363

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar. 31, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$901	2,454
Real estate mortgage	22,454	21,491
Real estate construction	442	366

Total commercial	23,797	24,311

Consumer:
Real estate 1-4 family first mortgage	222,843	225,297
Real estate 1-4 family junior lien mortgage	107,812	117,218

Total consumer	330,655	342,515

Total nonaccrual loans (excluding PCI)	$354,452	366,826

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $10.0 million at March 31, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments. We do not hold 1-4 family mortgage loans that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs that would be considered for this table.

Non-PCI loans 90 days or more past due and still accruing were $27.2 million at March 31, 2011, and $40.4 million at December 31, 2010. The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar. 31, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$6	1
Real estate mortgage	-	3,419
Real estate construction	-	-

Total commercial	6	3,420

Consumer:
Real estate 1-4 family first mortgage	13,476	22,319
Real estate 1-4 family junior lien mortgage	13,700	14,645

Total consumer	27,176	36,964

Total past due (excluding PCI)	$27,182	40,384

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status.

These impaired loans may have estimated impairment which is included in the allowance for credit losses. Impaired loans exclude PCI loans. See the “Loans” section in Note 1 in our 2010 Form 10-K for our policies on impaired loans and PCI loans.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

March 31, 2011

Commercial:
Commercial and industrial	$917	901	901	413
Real estate mortgage	25,665	20,209	19,948	8,676
Real estate construction	467	360	360	167

Total commercial	27,049	21,470	21,209	9,256

Consumer:
Real estate 1-4 family first mortgage	156,072	147,878	147,878	32,500
Real estate 1-4 family junior lien mortgage	98,206	92,952	92,952	37,431

Total consumer	254,278	240,830	240,830	69,931

Total (excluding PCI)	$281,327	262,300	262,039	79,187

December 31, 2010

Commercial:
Commercial and industrial	$4,537	3,151	3,151	1,102
Real estate mortgage	22,506	19,746	19,746	9,337
Real estate construction	389	366	366	122

Total commercial	27,432	23,263	23,263	10,561

Consumer:
Real estate 1-4 family first mortgage	137,296	131,159	131,159	19,205
Real estate 1-4 family junior lien mortgage	82,335	78,187	78,187	32,676

Total consumer	219,631	209,346	209,346	51,881

Total (excluding PCI)	$247,063	232,609	232,609	62,442

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended March 31,
	2011		2010
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$1,957	-	333	-
Real estate mortgage	19,996	4	6,778	14
Real estate construction	366	-	-	-

Total commercial	22,319	4	7,111	14

Consumer:
Real estate 1-4 family first mortgage	143,031	1,483	59,053	1,019
Real estate 1-4 family junior lien mortgage	84,850	1,023	64,998	772

Total consumer	227,881	2,506	124,051	1,791

Total impaired loans	$250,200	2,510	131,162	1,805

The following table presents interest income on impaired loans by method.

	Quarter ended March 31,
(in thousands)	2011	2010

Interest income:
Cash basis of accounting	$16	57
Other (1)	2,494	1,748

Total interest income	$2,510	1,805

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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

At March 31, 2011, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.22 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.31%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 1.22 years, weighted average receive rate of 0.31% and weighted average pay rate of 5.72% at March 31, 2011. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments were:

	March 31, 2011			December 31, 2010
(in thousands)	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Asset derivatives	Liability derivatives		Asset derivatives	Liability derivatives
Interest rate swaps	$8,200,000	430,989	324,569	8,200,000	422,597	316,327
Netting (1)		(429,826)	(324,569)		(421,584)	(316,327)

Total		$1,163	-		1,013	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

At March 31, 2011, our position in interest rate swaps, which is recorded as a net amount on our consolidated balance sheet at fair value, was an asset of $431.0 million, a liability of $324.6 million, and a cash collateral payable of $105.2 million.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in first quarter 2011 and 2010 were $110 thousand and $1.1 million, respectively.

Note 4: Fair Values of Assets and Liabilities

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

Items Measured at Fair Value on a Recurring Basis

The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at March 31, 2011
Assets
Interest rate swaps	$-	430,989	-	(429,826)	1,163

Total assets at fair value	$-	430,989	-	(429,826)	1,163

Liabilities
Interest rate swaps	$-	324,569	-	(324,569)	-

Total liabilities at fair value	$-	324,569	-	(324,569)	-

Balance at December 31, 2010
Assets
Interest rate swaps	$-	422,597	-	(421,584)	1,013

Total assets at fair value	$-	422,597	-	(421,584)	1,013

Liabilities
Interest rate swaps	$-	316,327	-	(316,327)	-

Total liabilities at fair value	$-	316,327	-	(316,327)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of March 31, 2011, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Disclosures about Fair Value of Financial Instruments Information about the fair value of on-balance sheet financial instruments at March 31, 2011 and December 31, 2010 is presented below.

	March 31, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets
Cash and cash equivalents	$1,694,996	1,694,996	2,774,299	2,774,299
Loans, net of unearned income and allowance for loan losses (1)	13,896,842	15,080,809	15,103,604	16,354,121
Interest rate swaps (2)	1,163	1,163	1,013	1,013
Accounts receivable - affiliates, net	-	-	218,394	218,394
Other financial assets	55,413	55,413	77,131	77,131

Financial liabilities
Accounts payable - affiliates, net	44,591	44,591	-	-
Other financial liabilities	18,448	18,448	19,389	19,389

(1)	Unearned income and deferred fees were $719.2 million and $785.2 million at March 31, 2011 and December 31, 2010, respectively. Allowance for loan losses was $389.3 million at March 31, 2011 and $403.0 million at December 31, 2010.
(2)	Interest rate swaps are reported net of cash collateral payable of $105.2 million and $105.3 million at March 31, 2011 and December 31, 2010, respectively, pursuant to the accounting requirements for net presentation. See Note 3 for additional information on derivatives.

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

Note 5: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	March 31, 2011 and December 31, 2010
(in thousands, except shares and liquidation preference per share)	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value	Carrying value

Series A
7.25% Non-Cumulative Exchangeable, Perpetual Series A Preferred Securities	$25	30,000,000	30,000,000	$300	300

Series B
Floating rate (three-month LIBOR plus 1.83%) Non-Cumulative Exchangeable, Perpetual Series B Preferred Securities	25	40,000,000	40,000,000	400	400

Series C
Floating rate (three-month LIBOR plus 2.25%) Cumulative, Perpetual Series C Preferred Securities	1,000	5,000,000	4,233,754	43	43

Series D
8.50% Non-Cumulative, Perpetual Series D Preferred Securities	1,000	913	913	-	-
Total		75,000,913	74,234,667	$743	743

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

•

any amendment to, clarification of, or change in, the laws, treaties, or related regulations of the United States or any of its political subdivisions or their taxing authorities affecting taxation; or

•

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

We continue to monitor and evaluate the potential impact on regulatory capital and liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, throughout the rule-making process.

Note 6: Transactions With Related Parties

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

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of March 31, 2011 and December 31, 2010, substantially all of our loans are in the form of loan participation interests. Although we may purchase loans from third parties, we have historically purchased loan participation interests from the Bank in loans it originated or purchased. In first quarter 2011, we did not purchase loan participation interests from the Bank.

In addition, we sell loan participations to the Bank that are in the foreclosure process or determined to be unsecured. We sold to the Bank $31.3 million and $23.2 million of loan participations during first quarter 2011 and 2010, respectively. Gain on loan sales to affiliate was $113 thousand in first quarter 2011. Loss on loan sales to affiliate was $256 thousand in first quarter 2010.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank a percentage per annum fee for this service on commercial loans and on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. Included in loan servicing costs are fees paid to affiliates of $13.0 million in first quarter 2011, and $15.4 million in first quarter 2010.

Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees were calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. These expenses amounted to $1.2 million in first quarter 2011 and $1.1 million in first quarter 2010.

Eurodollar deposits with the Bank are our primary cash management vehicle. At March 31, 2011 and December 31, 2010, Eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.7 billion and $2.8 billion, respectively. Interest income earned on Eurodollar deposit investments included in interest income was $189 thousand in first quarter 2011 and $315 thousand in first quarter 2010.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to our interest rate swaps. In consideration of these services, we pay the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $3 thousand in both first quarter 2011 and 2010, and were included in loan servicing costs.

The Bank acts as our collateral custodian in connection with collateral pledged to us related to our interest rate swaps. For this service, we pay the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $13 thousand in first quarter 2011 and $22 thousand in first quarter 2010. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral it holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows us to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on our part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, we had invested $105.2 million and $105.3 million of cash collateral in interest-bearing investments with the Bank or other Wells Fargo subsidiaries at March 31, 2011 and December 31, 2010, respectively. We did not receive any income amounts under this agreement in first quarter 2011 or first quarter 2010.

The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, we pay the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in first quarter 2011 and 2010.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At March 31, 2011 and December 31, 2010, we had no outstandings under this facility.

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

Dated: May 11, 2011	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)