Form 10-Q
period 2011-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2011-08-11
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 1-31557

WACHOVIA PREFERRED FUNDING CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1986430 (I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
As of July 31, 2011, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	26
	Consolidated Balance Sheet	27
	Consolidated Statement of Changes in Stockholders’ Equity	28
	Consolidated Statement of Cash Flows	29
	Notes to Financial Statements	30
	1 - Summary of Significant Accounting Policies	30
	2 - Loans and Allowance for Credit Losses	31
	3 - Derivatives	42
	4 - Fair Values of Assets and Liabilities	43
	5 - Common and Preferred Stock	46
	6 - Transactions with Related Parties	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	8
	Risk Management	9
	Critical Accounting Policy	22
	Current Accounting Developments	22
	Forward-Looking Statements	23
	Risk Factors	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	25

PART II	Other Information
Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

Signature		49

Exhibit Index		48
EX-12(a)
EX-12(b)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Summary Financial Data

				% Change
	Quarter ended			June 30, 2011 from		Six months ended
	June 30,	Mar. 31,	June 30,	Mar. 31,	June 30,	June 30,	June 30,	%
(in thousands, except per share data)	2011	2011	2010	2011	2010	2011	2010	Change

For the period
Net income	$250,336	210,867	169,515	19%	48	$461,203	300,982	53%
Net income available to common stockholders	204,330	164,921	123,686	24	65	369,250	209,890	76
Diluted earnings per common share	2.04	1.65	1.24	24	65	3.69	2.10	76
Profitability ratios (annualized)
Return on average assets	6.61%	5.19	3.69	27	79	5.87%	3.29	78
Return on average stockholders’ equity	6.61	5.26	3.71	26	78	5.91	3.30	79
Average stockholders’ equity to assets	100.02	98.71	99.63	1	-	99.34	99.56	-
Dividend payout ratio (1)	85.49	128.02	121.42	(33)	(30)	104.93	147.22	(29)
Total revenue	$243,080	280,800	279,269	(13)	(13)	$523,880	552,787	(5)
Average loans	13,892,819	14,850,696	15,730,215	(6)	(12)	14,369,111	15,845,345	(9)
Average assets	15,192,025	16,482,360	18,406,053	(8)	(17)	15,833,628	18,467,580	(14)
Net interest margin	6.31%	6.92	6.08	(9)	4	6.63%	6.02	10
Net loan charge-offs	$51,496	65,322	72,516	(21)	(29)	$116,818	152,221	(23)
As a percentage of average total loans (annualized)	1.49%	1.78	1.85	(16)	(19)	1.64%	1.94	(15)
At period end
Loans, net of unearned	$13,545,956	14,286,152	15,672,827	(5)	(14)	$13,545,956	15,672,827	(14)
Allowance for loan losses	311,495	389,310	400,098	(20)	(22)	311,495	400,098	(22)
As a percentage of total loans	2.30%	2.73	2.55	(16)	(10)	2.30%	2.55	(10)
Assets	$13,646,879	15,656,496	18,258,784	(13)	(25)	$13,646,879	18,258,784	(25)
Total stockholders’ equity	13,599,123	15,562,794	18,193,213	(13)	(25)	13,599,123	18,193,213	(25)
Total nonaccrual loans and foreclosed assets	366,723	363,226	283,936	1	29	366,723	283,936	29
As a percentage of total loans	2.71%	2.54	1.81	7	50	2.71%	1.81	50
Loans 90 days or more past due and still accruing (2)	$33,827	27,182	47,157	24	(28)	$33,827	47,157	(28)

(1)	Excludes $2.5 billion and $2.0 billion common stock special capital distributions from additional paid-in capital declared and paid first and second quarter 2011, respectively.
(2)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), and to the “Risk Factors” section in our 2011 First Quarter Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com.
“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.
Financial Review
Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets, and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of June 30, 2011, we had $13.6 billion in assets, which included $13.5 billion in loans. One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), has operated as a REIT since its formation in 1996. Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), provides us with additional flexibility to hold assets that earn non-qualifying REIT income while we maintain our REIT status. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules.
     We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At June 30, 2011, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by banking regulators.
REIT Tax Status
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
Financial Performance
We earned $250.3 million in second quarter 2011, or $2.04 diluted earnings per common share, compared with $169.5 million, or $1.24 per common share, in second quarter 2010. For the first half of 2011, our net income was $461.2 million, or $3.69 per common share, compared with $301.0 million, or $2.10 per common share a year ago. The increase in the first half of 2011 net income from a year ago was largely due to lower provision for credit losses recorded in 2011, partially offset by a decrease in net interest income. The provision for credit losses was $27.5 million for the first half of 2011, compared with $216.4 million for the same period of 2010. Net charge-offs were $116.8 million (1.64% of average total loans outstanding, annualized) for the first half of 2011 compared with $152.2 million (1.94%) in the same period a year ago.

Overview (continued)
Capital Distributions
Distributions made to holders of our preferred securities totaled $46.1 million and $92.0 million for the three- and six-month periods ended June 30, 2011, which included $13.6 million and $27.2 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors. Distributions on preferred stock were $45.8 million and $91.1 million for the three- and six-month periods ended June 30, 2010, which included $13.6 million and $27.2 million, respectively, in dividends on our Series A preferred securities.
     Distributions made to holders of our common stock totaled $2.2 billion and $4.9 billion for the three- and six-month periods ended June 30, 2011, which included $168.0 million and $392.0 million, respectively, in dividends and $2.0 billion and $4.5 billion, respectively, of special capital distributions. During the first half of 2011, higher than expected loan pay-down rates, together with a temporary halt in reinvestments in loan participations, resulted in high levels of cash accumulating on our balance sheet. These special capital distributions reduced our cash balance in order to maintain real estate assets greater than 80% of total assets to continue to qualify for the exemption from registration under the Investment Company Act. In the second half of 2011, we expect to be able to resume reinvesting loan pay-downs in loan participations. If we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock.
Loans
Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of June 30, 2011, substantially all of our interests in mortgage and other assets were acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliates and us. The Bank originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates, as well as mortgage assets or other assets from unaffiliated third parties. The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.
     Loans, which include loans and loan participation interests, totaled $13.5 billion at June 30, 2011, down from $15.5 billion at December 31, 2010, primarily due to pay-downs, charge-offs and loan sales. Loans represented approximately 99% and 85% of assets at June 30, 2011 and December 31, 2010, respectively. Our consumer loans include real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and our commercial loans include commercial and industrial and commercial real estate (CRE) loans.
     Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding, had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. Such purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at June 30, 2011 and December 31, 2010.
     Nonaccrual loans at June 30, 2011 were $363.2 million, up from $354.5 million at March 31, 2011 and down from $366.8 million at December 31, 2010. The decrease in nonaccrual loans from December 31, 2010 largely reflected a decrease in loans entering nonaccrual status as well as increasing levels of nonaccrual loan resolutions.
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
     In the first half of 2011, we did not purchase any loans from the Bank. In the six months ended June 30, 2010 we purchased $864.0 million of consumer loans from the Bank.

Earnings Performance

Net income available to common stockholders
We earned net income available to common stockholders of $369.3 million and $209.9 million in the first half of 2011 and 2010, respectively. For second quarter 2011, net income available to common stockholders was $204.3 million compared with $123.7 million in second quarter 2010. The first half and second quarter increase in year over year net income was primarily attributable to lower provision for credit losses, partially offset by a decline in interest income.
Interest Income
Interest income of $523.2 million in the first half of 2011 decreased $27.8 million, or 5%, compared with the first half of 2010, due to lower average interest-earning assets, partially offset by a higher average yield on total interest-earning assets.
     Average total interest-earning assets decreased $2.5 billion compared with the first half of 2010 and were primarily attributable to $4.5 billion of special capital distributions made during the first half of 2011. Average consumer loans decreased $1.1 billion to $12.9 billion compared with the first half of 2010 while average commercial loans decreased $358.2 million to $1.5 billion in the same period due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will primarily acquire consumer real-estate secured loans and other REIT-eligible assets.
     The average yield on total interest-earning assets was 6.63% in the first half of 2011 compared with 6.02% in the first half of 2010. The overall increase in the average yield on the combined consumer and commercial loan portfolio was primarily attributable to an acceleration of accretion due to loan pay-downs or loan pay-offs attributable to loan refinancing activity and an increase in amount of accretable discount resulting from consumer loan purchases during 2010. In the first half of 2011 and 2010, interest income included discount accretion of $108.6 million and $76.3 million, respectively. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.
     The average balances, interest income and rates related to interest-earning assets for the six months ended June 30, 2011 and 2010, are presented in Table 1.

Table 1: Interest Income

	Six months ended June 30,
	2011			2010
	Average	Interest		Average	Interest
(in thousands)	balance	income	Yields	balance	income	Yields

Commercial loans (1)	$1,512,619	17,539	2.34%	$1,870,773	20,969	2.26%

Real estate 1-4 family	12,856,492	505,304	7.91	13,974,572	529,428	7.63

Interest-bearing deposits in banks and other interest-earning assets	1,522,441	383	0.05	2,589,289	651	0.05

Total interest-earning assets	$15,891,552	523,226	6.63%	$18,434,634	551,048	6.02%

(1)	Includes taxable-equivalent adjustments of $4 thousand and $5 thousand for the six months ended June 30, 2011 and 2010, respectively.

     Interest income of $242.9 million in second quarter 2011 decreased $35.7 million, or 13%, compared with second quarter 2010, due to lower average interest-earning assets, partially offset by a higher average yield on total interest-earning assets.
     Average total interest-earning assets decreased $3.0 billion compared with second quarter of 2010 and were primarily attributable to special capital distributions made during the first half of 2011. Average consumer loans decreased $1.5 billion to $12.4 billion compared with second quarter 2010 while average commercial loans decreased $373.7 million to $1.5 billion in the same period due to pay-downs, charge-offs and loan sales.
     The average yield on total interest-earning assets was 6.31% in second quarter 2011 compared with 6.08% in second quarter 2010.
     The average balances, interest income and rates related to interest-earning assets for the quarters ended June 30, 2011 and 2010, are presented in Table 2.

Table 2: Interest Income

	Quarter ended June 30,
	2011			2010
	Average	Interest		Average	Interest
(in thousands)	balance	income	Yields	balance	income	Yields

Commercial loans (1)	$1,494,672	8,566	2.30%	$1,868,400	10,541	2.26%
Real estate 1-4 family	12,398,147	234,124	7.57	13,861,815	267,743	7.74
Interest-bearing deposits in banks and other interest-earning assets	1,530,989	194	0.05	2,653,185	336	0.05

Total interest-earning assets	$15,423,808	242,884	6.31%	$18,383,400	278,620	6.08%

(1)	Includes taxable-equivalent adjustments of $2 thousand and $5 thousand for the quarters ended June 30, 2011 and 2010, respectively.

Earnings Performance (continued)
Interest Expense
Based on sufficient levels of cash and cash equivalents, we did not borrow on our line of credit in the first half of 2011 or 2010; accordingly, we did not incur interest expense during these periods.
Provision for Credit Losses
The provision for credit losses was $27.5 million in the first half of 2011 compared with $216.4 million in the first half of 2010. Second quarter 2011 reversal of provision for credit losses was $25.0 million compared with provision for credit losses of $92.2 million for second quarter 2010. The 2011 decrease in the provision for credit losses resulted from lower net charge-offs and a credit allowance release, while 2010 included an allowance build. The decrease in charge-offs and allowance was primarily due to improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of troubled debt restructurings (TDRs). Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for further information on the allowance for loan losses.
Noninterest Income
Noninterest income totaled $658 thousand in the first half of 2011 compared with $1.7 million in the first half of 2010. Second quarter 2011 noninterest income was $198 thousand compared with $654 thousand for second quarter 2010. The first half of 2011 included a loss on loan sales to affiliate of $128 thousand, compared with a $260 thousand loss in the same period of 2010. Noninterest income also includes gains on interest rate swaps. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gain on interest rate swaps was $253 thousand in the first half of 2011 compared with a gain of $1.6 million in the first half of 2010. The lower gain in the first half of 2011 primarily reflects a lower magnitude of interest rate decreases compared with the first half of 2010. Included in gain on interest rate swaps was expense associated with derivative cash collateral received of $65 thousand and $141 thousand in the first half of 2011 and 2010, respectively.
Noninterest Expense
Noninterest expense totaled $35.0 million in the first half of 2011 compared with $34.9 million in the same period a year ago. Second quarter 2011 noninterest expense was $17.6 million compared with $17.4 million in second quarter 2010. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses.
     Loan servicing costs decreased $5.7 million to $25.2 million in the first half of 2011, which reflected a decrease in the commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio. Home equity loan products generally cost more to service than other loan products. All loans are serviced by the
Bank pursuant to our participation and servicing agreements. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is based on the total committed amount of each loan multiplied by a percentage per annum.
     Management fees were $3.2 million in the first half of 2011 compared with $2.2 million in the first half of 2010. Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees are calculated based on Wells Fargo’s total monthly allocated costs, as determined in the prior year, multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs); 2) total average assets; and 3) total revenue.
     Other expense primarily consists of costs associated with foreclosures on residential properties, which increased $3.5 million to $4.8 million in the first half of 2011 compared with the first half of 2010. This increase was mainly attributable to an increase in the volume of loans going into foreclosure.
Income Tax Expense
Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $158 thousand in the first half of 2011 compared with $605 thousand in the first half of 2010. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2011 was primarily related to the reduction in pre-tax income for WPR.

Balance Sheet Analysis

Total Assets
Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.6 billion at June 30, 2011, compared with $18.2 billion at December 31, 2010. The decrease in total assets was primarily attributable to a $2.4 billion decrease in cash and cash equivalents and a $2.0 billion decrease in loans, net of unearned income. The corresponding decrease was primarily a $4.5 billion reduction in additional paid-in capital, reflecting the special capital distributions paid to common shareholders in the first half of 2011. Loans, net of unearned income were 99% of total assets at June 30, 2011, compared with 85% at December 31, 2010.
Cash and Cash Equivalents
Cash and cash equivalents decreased $2.4 billion to $332.6 million at June 30, 2011, compared with $2.8 billion at December 31, 2010. The decrease in the first half of 2011 was attributable to the special capital distributions paid to common shareholders, partially offset by loan pay-downs and pay-offs and cash provided by operating activities.
Loans
Loans, net of unearned income decreased $2.0 billion to $13.5 billion at June 30, 2011, compared with December 31, 2010, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio. In the first half of 2011 we did not purchase any loans. In the first half of 2010 we purchased consumer loans from the Bank at an estimated fair value of $864.0 million. At June 30, 2011 and December 31, 2010, consumer loans represented 89% and 90% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $91.5 million from December 31, 2010, to $311.5 million at June 30, 2011. The allowance decrease from the end of 2010 was primarily due to continued improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of loan modifications accounted for as TDRs.
     At June 30, 2011, the allowance for loan losses included $284.4 million for consumer loans and $27.1 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Interest Rate Swaps
Interest rate swaps, net were $992 thousand at June 30, 2011, and $1.0 million at December 31, 2010, which represents the fair value of our net position in interest rate swaps.
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
Credit Risk Management
Table 3: Total Loans Outstanding by Portfolio
Segment and Class of Financing Receivable

	June 30,	Dec. 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$290,522	209,818
Real estate mortgage	1,133,056	1,267,350
Real estate construction	62,679	76,033

Total commercial	1,486,257	1,553,201

Consumer:
Real estate 1-4 family first mortgage	8,462,805	9,886,833
Real estate 1-4 family junior lien mortgage	3,596,894	4,066,530

Total consumer	12,059,699	13,953,363

Total loans	$13,545,956	15,506,564

     We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold or plan to acquire including:
•	Loan concentrations and related credit quality

•	Counterparty credit risk

•	Economic and market conditions

•	Legislative or regulatory mandates

•	Changes in interest rates

•	Merger and acquisition activities

•	Reputation risk
     Our credit risk management process is governed centrally, but provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, disciplined credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, banking regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.
     A key to our credit risk management is adhering to a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. Our underwriting of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.
     We continue to modify real estate 1—4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial periods of three months, and after successful completion and compliance with terms during this period, the loan is considered to be modified. See the “Allowance for Credit Losses” section in this Report for discussion on how we determine the allowance attributable to our modified residential real estate portfolios.
     We continually evaluate and modify our credit policies to address appropriate levels of risk. Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an adequate allowance for credit losses. The following analysis reviews the relevant concentrations and certain credit metrics of our significant portfolios. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.
     By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate.
     The Bank and/or other Wells Fargo affiliates act as servicer to our loan portfolio, including our consumer real estate loans. The Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) recently issued consent orders that require Wells Fargo and the Bank to correct deficiencies in residential mortgage loan servicing and foreclosure practices that were identified by the FRB and OCC in their review of foreclosure practices at large mortgage servicers conducted in fourth quarter 2010. The FRB and OCC examination of foreclosure processing evaluated the adequacy of controls and governance over bank foreclosure processes, including compliance with applicable federal and state law. The consent orders require that Wells Fargo and the Bank improve servicing and foreclosure practices and incorporate remedial requirements for identified deficiencies; however, civil money penalties have not been assessed at this time. Wells Fargo and the Bank have been working with regulators for an extended period on servicing improvements and have already instituted enhancements. Wells Fargo and the Bank have committed to full compliance with the consent orders. Wachovia Funding does not expect the consent orders to have an adverse effect on its financial condition or loan portfolio.

Risk Management (continued)
     The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.
Table 4: Loan Portfolio by Geography

	June 30, 2011
		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$369,360	1,080,550	508,452	1,958,362	15%
New Jersey	246,482	780,718	740,168	1,767,368	13
Pennsylvania	119,527	964,933	599,284	1,683,744	12
North Carolina	257,822	780,847	292,522	1,331,191	10
Virginia	206,678	560,256	366,375	1,133,309	8
All other states	286,388	4,295,501	1,090,093	5,671,982	42

Total loans	$1,486,257	8,462,805	3,596,894	13,545,956	100%

     The following table is a summary of our commercial and industrial loans by industry.
Table 5: Commercial and Industrial Loans by Industry

	June 30, 2011
		% of
		total
(in thousands)	Total	loans

Finance	$149,722	52%
Real estate-other (1)	25,807	9
Public administration	25,248	9
Other services (except public administration)	21,094	7
Industrial equipment	14,991	5
Timber/Forestry	9,105	3
Food and beverage	8,367	3
Manufacturing	8,347	3
Wholesale trade	6,826	2
Healthcare	6,319	2
Other	14,696	5

Total loans	$290,522	100%

(1)	Includes lessors, building operators and real estate agents.

     The following table is a summary of CRE loans by state and property type.
Table 6: CRE Loans by State and Property Type

	June 30, 2011
				% of
	Real estate	Real estate		total
(in thousands)	mortgage	construction	Total	loans

By state:
Florida	$297,988	28,630	326,618	27%
North Carolina	240,412	11,450	251,862	21
New Jersey	194,317	2,203	196,520	16
Pennsylvania	90,833	2,831	93,664	8
South Carolina	73,828	1,450	75,278	6
All other states	235,678	16,115	251,793	22

Total loans	$1,133,056	62,679	1,195,735	100%

By property:
Office buildings	$307,530	1,186	308,716	26%
Industrial/warehouse	219,903	5,243	225,146	19
Retail (excluding shopping center)	182,192	2,491	184,683	15
Shopping center	122,562	-	122,562	10
Real estate — other	94,743	9,139	103,882	9
Hotel/motel	83,664	382	84,046	7
Apartments	54,004	9,472	63,476	5
Institutional	51,503	-	51,503	4
Land (excluding 1-4 family)	7,806	29,259	37,065	3
1-4 family structure	6,020	1,087	7,107	1
Other	3,129	4,420	7,549	1

Total loans	$1,133,056	62,679	1,195,735	100%

     The following table is a summary of real estate 1-4 family mortgage loans by state and combined loan-to-value (CLTV) ratio.
Table 7: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	June 30, 2011
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Florida	$1,589,002	90%
Pennsylvania	1,564,217	67
New Jersey	1,520,886	72
North Carolina	1,073,369	71
California	1,058,553	61
All other states	5,253,672	75

Total loans	$12,059,699

(1)	Collateral values are generally determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

Risk Management (continued)
HOME EQUITY PORTFOLIOS Our Home Equity Portfolio consists of real estate 1-4 family junior lien mortgages secured by real estate. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent a small portion of our junior lien loans.
     The following table includes recent quarterly data, by geographical area, for our home equity portfolio, which reflected the largest portion of our credit losses in the first half of 2011.

Table 8: Home Equity Portfolio (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	June 30,	Dec.31,	June 30,	Dec.31,	June 30,	Dec.31,
(in thousands)	2011	2010	2011	2010	2011	2010

New Jersey	$736,919	833,984	5.18%	4.73	2.87	3.15
Pennsylvania	596,280	681,232	2.75	3.52	2.65	1.62
Florida	506,326	568,037	4.63	6.72	7.83	9.83
Virginia	364,478	410,781	3.26	3.72	2.30	2.77
North Carolina	289,540	328,089	3.62	3.66	2.74	2.45
Other	1,083,918	1,220,888	3.89	4.55	2.98	3.49

Total	$3,577,461	4,043,011	3.98	4.56	3.50	3.84

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $19,433 at June 30, 2011 and $23,519 at December 31, 2010.

NONACCRUAL LOANS AND FORECLOSED ASSETS We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.
     Table 9 provides the comparative data for nonaccrual loans and foreclosed assets. Foreclosed assets declined to $3.5 million at June 30, 2011 resulting from sales to the Bank in second quarter of 2011, partially offset by additional loans migrating into foreclosure. Table 10 provides an analysis of the changes in nonaccrual loans.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30,	Mar. 31,	Dec.31,	Sept.30,	June 30,
(in thousands)	2011	2011	2010	2010	2010

Nonaccrual loans:
Commercial:
Commercial and industrial	$900	901	2,454	-	-
Real estate mortgage	21,799	22,454	21,491	24,786	20,986
Real estate construction	563	442	366	1,039	1,089

Total commercial	23,262	23,797	24,311	25,825	22,075

Consumer:
Real estate 1-4 family first mortgage	231,414	222,843	225,297	206,294	163,991
Real estate 1-4 family junior lien mortgage	108,520	107,812	117,218	112,795	93,662

Total consumer	339,934	330,655	342,515	319,089	257,653

Total nonaccrual loans	363,196	354,452	366,826	344,914	279,728

Foreclosed assets	3,527	8,774	5,891	6,861	4,208

Total nonperforming assets	$366,723	363,226	372,717	351,775	283,936

As a percentage of total loans	2.71%	2.54	2.40	2.24	1.81

Table 10: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,
(in thousands)	2011	2011	2010

Commercial nonaccrual loans
Balance, beginning of quarter	$23,797	24,311	25,825
Inflows	888	1,409	1,300
Outflows	(1,423)	(1,923)	(2,814)

Balance, end of quarter	23,262	23,797	24,311

Consumer nonaccrual loans
Balance, beginning of quarter	330,655	342,515	319,089
Inflows	66,072	54,822	75,572
Outflows	(56,793)	(66,682)	(52,146)

Balance, end of quarter	339,934	330,655	342,515

Total nonaccrual loans	$363,196	354,452	366,826

     Typically, changes to nonaccrual loans period-over-period represent the difference of inflows for loans that reach a specified past due status or where we believe that the full collection of principal is in doubt, and outflows of loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status.
     Nonaccrual loans decreased to $363.2 million at June 30, 2011, from $366.8 million at December 31, 2010. The decrease was primarily related to consumer real estate 1-4 family mortgage loans, largely reflecting a decrease in loans entering nonaccrual status as well as an increase in nonaccrual outflows. The decrease in nonaccrual inflow is in part due to improvements in delinquency performance.

Risk Management (continued)
TROUBLED DEBT RESTRUCTURINGS (TDRs)
The following table provides information regarding loans modified in TDRs.
Table 11: Troubled Debt Restructurings (TDRs)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2011	2011	2010	2010	2010

Consumer TDRs:
Real estate 1-4 family first mortgage	$177,277	147,878	131,159	117,916	87,853
Real estate 1-4 family junior lien mortgage	104,634	92,952	78,187	74,258	68,371

Total consumer TDRs	281,911	240,830	209,346	192,174	156,224
Commercial TDRs	2,426	2,439	2,454	-	-

Total TDRs	$284,337	243,269	211,800	192,174	156,224

TDRs on nonaccrual status	$96,273	69,836	69,134	74,882	29,784
TDRs on accrual status	188,064	173,433	142,666	117,292	126,440

Total TDRs	$284,337	243,269	211,800	192,174	156,224

     Table 11 provides information regarding the recorded investment of loans modified in TDRs. We establish an allowance for loan losses when a loan is modified in a TDR, which for consumer loans was $79.4 million at June 30, 2011, and $51.9 million at December 31, 2010. Total charge-offs related to loans modified in a TDR were $3.5 million in the first half of 2011 and $2.9 million in the first half of 2010.
     We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the required timing of repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
     Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status generally until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual, and a corresponding charge-off is recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $9.1 million at June 30, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
     The decrease from December 31, 2010 to June 30, 2011 was primarily related to a decrease in loans entering 90 days past due and still accruing status coupled with the migration of loans from 90 days or more past due and still accruing to a nonaccrual status.
     Table 12 reflects loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2011	2011	2010	2010	2010

Commercial:
Commercial and industrial	$2	6	1	2	12
Real estate mortgage (1)	3,418	-	-	2,419	1,610
Real estate construction	-	-	-	-	-

Total commercial	3,420	6	1	2,421	1,622

Consumer:
Real estate 1-4 family first mortgage	19,958	13,476	22,319	23,716	26,165
Real estate 1-4 family junior lien mortgage	10,449	13,700	14,645	18,274	19,370

Total consumer	30,407	27,176	36,964	41,990	45,535

Total	$33,827	27,182	36,965	44,411	47,157

(1)	Revised to correct previously reported amount for December 31, 2010.

Risk Management (continued)
NET CHARGE-OFFS
Table 13: Net Charge-offs

	Quarter ended
	June 30,		March 31,		December 31,		September 30,		June 30,
	2011		2011		2010		2010		2010
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$116	0.03%	$(42)	(0.01)%	$446	0.11%	$1,508	0.33%	$1,147	0.25%

Total consumer	51,380	1.66	65,364	1.99	61,200	1.72	69,529	1.96	71,369	2.07

Total	$51,496	1.49%	$65,322	1.78%	$61,646	1.55%	$71,037	1.77%	$72,516	1.85%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

Net charge-offs in the first half of 2011 were $116.8 million (1.64% of average total loans outstanding, annualized) compared with $152.2 million (1.94%) a year ago. The decrease in net charge-offs was in part due to modest improvement in economic conditions as well as aggressive loss mitigation activities. The majority of losses were in consumer real estate, which has a higher concentration of home equity loans secured by properties located in the eastern United States. Collateral value stabilization and delinquency improvements are materializing in this portfolio, and we expect continued improvement from the still-elevated level of current losses.
     Net charge-offs in the 1-4 family first mortgage portfolio totaled $42.2 million in the first half of 2011 compared with $51.1 million a year ago. Net charge-offs in the real estate 1-4 family junior lien portfolio were $74.5 million in the first half of 2011 compared with $100.1 million a year ago. The real estate 1-4 family mortgage portfolio continued to reflect relatively low loss rates compared with industry trends.
     Commercial and industrial and CRE net charge-offs in the first half of 2011 and 2010 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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
     We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the adequacy of the allowance as we use several analytical tools in determining its adequacy. For additional information on our allowance for credit losses, see the “Critical Accounting Policies — Allowance for Credit Losses” section in our 2010 Form 10-K and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Allowance for Credit Losses

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
($ in thousands)	2011	2011	2010	2010	2010

Components:
Allowance for loan losses	$311,495	389,310	402,960	426,267	400,098
Allowance for unfunded credit commitments	219	308	595	493	493

Allowance for credit losses	$311,714	389,618	403,555	426,760	400,591

Allowance for loan losses as a percentage of total loans	2.30%	2.73	2.60	2.72	2.55
Allowance for loan losses as a percentage of annualized net charge-offs	150.81	146.96	164.76	151.25	137.56
Allowance for credit losses as a percentage of total loans	2.30	2.73	2.60	2.72	2.56
Allowance for credit losses as a percentage of total nonaccrual loans	85.83	109.92	110.01	123.73	143.21

Risk Management (continued)
     The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.
     Total provision for credit losses was $27.5 million in the first half of 2011, compared with $216.4 million a year ago. The first half of 2011 provision was $89.3 million less than credit losses, compared with a provision that exceeded net charge-offs by $64.1 million in the first half of 2010.
     In determining the appropriate allowance attributable to our residential mortgage portfolio, we incorporate the default rates and high severity of loss for junior lien mortgages behind delinquent first lien mortgages into our forecasting calculations. In addition, the loss rates we use in determining our allowance include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. Accordingly, the loss content associated with the effects of existing and probable loan modifications and junior lien mortgages behind delinquent first lien mortgages has been considered in our allowance methodology.
     Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty, including ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.
     We believe the allowance for credit losses of $311.7 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2011. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in our external business environment, it is possible that we will have to record incremental credit losses not anticipated as of the balance sheet date. However, absent significant deterioration in the economy, we expect future allowance releases. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2010 Form 10-K.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 18% of our loan portfolio consisted of variable rate loans at June 30, 2011. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.
     At June 30, 2011, approximately 82% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.
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
     At June 30, 2011, $2.7 billion, or 20% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2011, our liabilities were $47.8 million, or less than 1% of our assets, while stockholders’ equity was $13.6 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
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
     At June 30, 2011, our position in interest rate swaps was an asset of $290.2 million, a liability of $219.1 million, and a payable for cash deposited as collateral by counterparties of $70.1 million. The position in the interest rate swap is recorded as a net amount on our consolidated balance sheet at fair value, as positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty, and is reported net of the cash collateral received and paid.
     At June 30, 2011, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.25%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.97 years, weighted average receive rate of 0.25% and weighted average pay rate of 5.72% at June 30, 2011. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at June 30, 2011.
MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.
     Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $500 thousand or $1.0 million, respectively. If interest rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $500 thousand or $1.0 million, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

Risk Management (continued)
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
     Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At June 30, 2011, there were no borrowings outstanding on our line of credit with the Bank.
     Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. During the first half of 2011, we did not purchase any loan participations from the Bank. In the second half of 2011, we expect to resume reinvesting loan pay-downs in loan participations. If we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP).
     To the extent that we determine that additional funding is required, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders or raise funds through debt financings, retention of cash flows or a combination of these methods. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
     Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, among other things, if regulators adopt capital standards that do not permit Wells Fargo or the Bank to treat our Series A preferred securities as Tier 1 capital, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation. Regulatory authorities have yet to propose final regulations to implement certain capital standards required in the Dodd-Frank Act. It is possible that such capital standards, when proposed and adopted, will affect Wells Fargo’s or the Bank’s ability to treat our Series A preferred securities as Tier 1 capital. We will continue to monitor the proposed capital standards and whether such capital standards would result in our determination that a Regulatory Capital Event, as defined in our certificate of incorporation, has occurred and therefore cause the Series A preferred securities to become redeemable under their terms. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities.
     At June 30, 2011, our liabilities principally consist of deferred income tax liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Current Accounting Developments

The following accounting pronouncements have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective:
•	ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs; and

•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.
ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. The Accounting Standards Update (ASU or Update) clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. Required new disclosures for financial instruments classified as Level 3 include: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. The Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. The guidance is effective for us in first quarter 2012 with prospective application. Early adoption is not permitted. We are evaluating the effect this Update may have on our consolidated financial statements.
ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update is effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. These accounting changes will impact our TDR disclosures but are not expected to have a material effect on our financial results.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; possible capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, including regulatory capital standards; and Wachovia Funding’s plans, objectives and strategies.
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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” sections in our 2010 Form 10-K and 2011 First Quarter Report on Form 10-Q for more information about risks. Any factor described in this Report or in our 2010 Form 10-K and 2011 First Quarter Report on Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors elsewhere in this Report that could adversely affect our financial results and condition.

Controls and Procedures
Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of June 30, 2011, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of June 30, 2011.
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
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2011 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements
Wachovia Preferred Funding Corp. and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Interest income	$242,882	278,615	523,222	551,043
Interest expense	-	-	-	-

Net interest income	242,882	278,615	523,222	551,043
Provision (reversal of provision) for credit losses	(24,953)	92,211	27,513	216,350

Net interest income after provision (reversal of provision) for credit losses	267,835	186,404	495,709	334,693

Noninterest income
Gain on interest rate swaps	143	500	253	1,648
Loss on loan sales to affiliate	(241)	(4)	(128)	(260)
Other	296	158	533	356

Total noninterest income	198	654	658	1,744

Noninterest expense
Loan servicing costs	12,171	15,215	25,154	30,840
Management fees	2,020	1,142	3,170	2,242
Other	3,440	1,018	6,682	1,768

Total noninterest expense	17,631	17,375	35,006	34,850

Income before income tax expense	250,402	169,683	461,361	301,587
Income tax expense	66	168	158	605

Net income	250,336	169,515	461,203	300,982
Dividends on preferred stock	46,006	45,829	91,953	91,092

Net income applicable to common stock	$204,330	123,686	369,250	209,890

Per common share information
Earnings per common share	$2.04	1.24	3.69	2.10
Diluted earnings per common share	2.04	1.24	3.69	2.10
Dividends declared per common share	$1.68	1.60	3.92	3.52
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements
Wachovia Preferred Funding Corp. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,
(in thousands, except shares)	2011	2010

Assets
Cash and cash equivalents	$332,640	2,774,299
Loans, net of unearned	13,545,956	15,506,564
Allowance for loan losses	(311,495)	(402,960)

Net loans	13,234,461	15,103,604

Interest rate swaps, net	992	1,013
Accounts receivable — affiliates, net	24,551	218,394
Other assets	54,235	80,807

Total assets	$13,646,879	18,178,117

Liabilities
Deferred income tax liabilities	$20,813	30,255
Other liabilities	26,943	25,989

Total liabilities	47,756	56,244

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	18,526,608
Retained earnings (deficit)	(429,228)	(406,478)

Total stockholders’ equity	13,599,123	18,121,873

Total liabilities and stockholders’ equity	$13,646,879	18,178,117

The accompanying notes are an integral part of these statements.

Financial Statements
Wachovia Preferred Funding Corp. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

			Additional	Retained	Total
	Preferred	Common	paid-in	earnings	stockholders’
(in thousands, except per share data)	stock	stock	capital	(deficit)	equity

Balance, December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323

Net income	-	-	-	300,982	300,982
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.26 per share	-	-	-	(10,504)	(10,504)
Series C preferred securities at $12.60 per share	-	-	-	(53,361)	(53,361)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.52 per share	-	-	-	(352,000)	(352,000)

Balance, June 30, 2010	$743	1,000	18,526,608	(335,138)	18,193,213

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	461,203	461,203
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.27 per share	-	-	-	(10,668)	(10,668)
Series C preferred securities at $12.77 per share	-	-	-	(54,058)	(54,058)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.92 per share	-	-	-	(392,000)	(392,000)
Common stock special capital distribution	-	-	(4,500,000)	-	(4,500,000)

Balance, June 30, 2011	$743	1,000	14,026,608	(429,228)	13,599,123

The accompanying notes are an integral part of these statements.

Financial Statements
Wachovia Preferred Funding Corp. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$461,203	300,982
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(109,515)	(77,722)
Provision for credit losses	27,513	216,350
Deferred income tax benefits	(9,442)	(8,694)
Interest rate swaps	(1,155)	(1,789)
Accounts receivable/payable — affiliates, net	(14,926)	8,152
Other assets and other liabilities, net	27,487	2,654

Net cash provided by operating activities	381,165	439,933

Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	-	(864,044)
Proceeds from payments and sales	2,159,914	1,518,955
Interest rate swaps	36,360	35,523

Net cash provided by investing activities	2,196,274	690,434

Cash flows from financing activities:
Decrease in cash realized from
Collateral held on interest rate swaps	(35,184)	(33,919)
Special capital distributions	(4,500,000)	-
Cash dividends paid	(483,914)	(443,052)

Net cash used by financing activities	(5,019,098)	(476,971)

Net change in cash and cash equivalents	(2,441,659)	653,396
Cash and cash equivalents at beginning of period	2,774,299	2,092,523

Cash and cash equivalents at end of period	$332,640	2,745,919

Supplemental cash flow disclosures:
Cash paid for interest	$65	141
Cash paid for income taxes	9,000	9,000
Change in non cash items:
Dividends payable to affiliates	(39)	(39)
Loan payments, net, settled through affiliate	208,769	2,095
Transfers from loans to foreclosed assets	8,943	5,249

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
Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2011. During this period there have been no material events that would require recognition in our second quarter 2011 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 58% of Wachovia Funding’s total loan balance at June 30, 2011.
The following table reflects loans net of unearned discounts and deferred fees of $679.1 million and $785.2 million in the major categories of the loan portfolio at June 30, 2011 and December 31, 2010, respectively.

	June 30,	Dec. 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$290,522	209,818
Real estate mortgage	1,133,056	1,267,350
Real estate construction	62,679	76,033

Total commercial	1,486,257	1,553,201

Consumer:
Real estate 1-4 family first mortgage	8,462,805	9,886,833
Real estate 1-4 family junior lien mortgage	3,596,894	4,066,530

Total consumer	12,059,699	13,953,363

Total loans	$13,545,956	15,506,564

The following table summarizes the proceeds paid (excluding accrued interest receivable of $2.7 million and $4.3 million in second quarter and the first half of 2010, respectively) or received from the Bank for purchases and sales of loans, respectively. Wachovia Funding did not purchase loans in the first half of 2011.

	2011			2010
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,

Purchases	$-	-	-	-	516,540	516,540
Sales	(914)	(19,746)	(20,660)	(92)	(16,380)	(16,472)

Six months ended June 30,

Purchases	$-	-	-	-	859,774	859,774
Sales	(919)	(50,994)	(51,913)	(1,240)	(38,435)	(39,675)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit at June 30, 2011 was $371.8 million.

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
CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans, not identified as a TDR, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate, to achieve greater accuracy, we may further stratify selected portfolios by sub-product and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.
     In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status.
OTHER ACL MATTERS The ACL for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends.

Note 2: Loans and Allowance for Credit Losses (continued)
     The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Balance, beginning of period	$389,618	382,305	403,555	337,871
Provision (reversal of provision) for credit losses	(24,953)	92,211	27,513	216,350
Interest income on certain impaired loans (1)	(1,455)	(1,409)	(2,536)	(1,409)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Real estate mortgage	(93)	(1,132)	(136)	(1,132)
Real estate construction	(209)	(17)	(209)	(17)

Total commercial	(302)	(1,149)	(345)	(1,149)

Consumer:
Real estate 1-4 family first mortgage	(19,879)	(23,531)	(43,279)	(51,790)
Real estate 1-4 family junior lien mortgage	(34,020)	(49,888)	(78,767)	(102,875)

Total consumer	(53,899)	(73,419)	(122,046)	(154,665)

Total loan charge-offs	(54,201)	(74,568)	(122,391)	(155,814)

Loan recoveries:
Commercial:
Commercial and industrial	166	2	166	158
Real estate mortgage	20	-	105	-

Total commercial	186	2	271	158

Consumer:
Real estate 1-4 family first mortgage	607	355	1,038	672
Real estate 1-4 family junior lien mortgage	1,912	1,695	4,264	2,763

Total consumer	2,519	2,050	5,302	3,435

Total loan recoveries	2,705	2,052	5,573	3,593

Net loan charge-offs	(51,496)	(72,516)	(116,818)	(152,221)

Balance, end of period	$311,714	400,591	311,714	400,591

Components:
Allowance for loan losses	$311,495	400,098	311,495	400,098
Allowance for unfunded credit commitments	219	493	219	493

Allowance for credit losses	$311,714	400,591	311,714	400,591

Net loan charge-offs as a percentage of average total loans	1.49%	1.85	1.64%	1.94
Allowance for loan losses as a percentage of total loans	2.30	2.55	2.30	2.55
Allowance for credit losses as a percentage of total loans	2.30	2.56	2.30	2.56

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2011			2010
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Balance, beginning of period	$22,950	366,668	389,618	25,973	356,332	382,305
Provision (reversal of provision) for credit losses	4,513	(29,466)	(24,953)	7,902	84,309	92,211
Interest income on certain impaired loans	-	(1,455)	(1,455)	-	(1,409)	(1,409)
Loan charge-offs	(302)	(53,899)	(54,201)	(1,149)	(73,419)	(74,568)
Loan recoveries	186	2,519	2,705	2	2,050	2,052

Net loan charge-offs	(116)	(51,380)	(51,496)	(1,147)	(71,369)	(72,516)

Balance, end of period	$27,347	284,367	311,714	32,728	367,863	400,591

Six months ended June 30,
Balance, beginning of period	$26,413	377,142	403,555	18,973	318,898	337,871
Provision for credit losses	1,008	26,505	27,513	14,745	201,605	216,350
Interest income on certain impaired loans	-	(2,536)	(2,536)	-	(1,409)	(1,409)
Loan charge-offs	(345)	(122,046)	(122,391)	(1,149)	(154,665)	(155,814)
Loan recoveries	271	5,302	5,573	158	3,435	3,593

Net loan charge-offs	(74)	(116,744)	(116,818)	(991)	(151,230)	(152,221)

Balance, end of period	$27,347	284,367	311,714	32,727	367,864	400,591

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2011

Collectively evaluated (1)	$17,829	205,016	222,845	1,464,814	11,717,504	13,182,318
Individually evaluated (2)	9,518	79,351	88,869	13,292	281,911	295,203
Purchased credit-impaired (PCI) (3)	-	-	-	8,151	60,284	68,435

Total	$27,347	284,367	311,714	1,486,257	12,059,699	13,545,956

December 31, 2010

Collectively evaluated (1)	$15,852	325,261	341,113	1,521,028	13,678,399	15,199,427
Individually evaluated (2)	10,561	51,881	62,442	23,263	209,346	232,609
PCI (3)	-	-	-	8,910	65,618	74,528

Total	$26,413	377,142	403,555	1,553,201	13,953,363	15,506,564

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Note 2: Loans and Allowance for Credit Losses (continued)
Credit Quality
We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on June 30, 2011, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated each quarter, with updates no older than May 31, 2011.
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
     The table below provides a breakdown of outstanding commercial loans by risk category.

	Commercial	Real	Real
	and	estate	estate
(in thousands)	industrial	mortgage	construction	Total

June 30, 2011

By risk category:
Pass	$288,633	979,210	47,854	1,315,697
Criticized	1,889	153,846	14,825	170,560

Total commercial loans	$290,522	1,133,056	62,679	1,486,257

December 31, 2010

By risk category:
Pass	$206,362	1,087,574	68,838	1,362,774
Criticized	3,456	179,776	7,195	190,427

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

     In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

	Commercial	Real	Real
	and	estate	estate
(in thousands)	industrial	mortgage	construction	Total

June 30, 2011

By delinquency status:
Current-29 days past due (DPD)	$289,353	1,106,819	61,605	1,457,777
30-89 DPD	267	1,020	511	1,798
90+ DPD and still accruing	2	3,418	-	3,420
Nonaccrual loans	900	21,799	563	23,262

Total commercial loans	$290,522	1,133,056	62,679	1,486,257

December 31, 2010

By delinquency status:
Current-29 DPD (1)	$207,363	1,241,730	74,440	1,523,533
30-89 DPD	-	4,129	1,227	5,356
90+ DPD and still accruing (1)	1	-	-	1
Nonaccrual loans	2,454	21,491	366	24,311

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

(1)	Revised to correct previously reported amounts for real estate mortgage.

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

	Real estate	Real estate
	1-4 family	1-4 family
	first	junior lien
(in thousands)	mortgage	mortgage	Total

June 30, 2011

By delinquency status:
Current	$7,908,592	3,227,130	11,135,722
1-29 DPD	266,292	229,200	495,492
30-59 DPD	74,749	46,330	121,079
60-89 DPD	40,144	26,613	66,757
90-119 DPD	32,589	17,206	49,795
120-179 DPD	39,138	30,386	69,524
180+ DPD	120,466	25,063	145,529
Remaining PCI accounting adjustments	(19,165)	(5,034)	(24,199)

Total consumer loans	$8,462,805	3,596,894	12,059,699

December 31, 2010

By delinquency status:
Current	$9,329,130	3,653,515	12,982,645
1-29 DPD	240,362	227,877	468,239
30-59 DPD	90,734	57,608	148,342
60-89 DPD	49,688	34,843	84,531
90-119 DPD	35,593	21,674	57,267
120-179 DPD	54,874	41,498	96,372
180+ DPD	110,100	33,986	144,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

Note 2: Loans and Allowance for Credit Losses (continued)
     The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

	Real estate	Real estate
	1-4 family	1-4 family
	first	junior lien
(in thousands)	mortgage	mortgage	Total

June 30, 2011

By updated FICO:
< 600	$539,999	411,195	951,194
600-639	312,978	191,118	504,096
640-679	548,525	330,127	878,652
680-719	1,132,230	513,758	1,645,988
720-759	1,558,174	675,347	2,233,521
760-799	2,617,175	821,413	3,438,588
800+	1,477,341	449,630	1,926,971
No FICO available	295,548	209,340	504,888
Remaining PCI accounting adjustments	(19,165)	(5,034)	(24,199)

Total consumer loans	$8,462,805	3,596,894	12,059,699

December 31, 2010

By updated FICO:
< 600	$592,306	478,837	1,071,143
600-639	308,528	219,499	528,027
640-679	594,252	363,377	957,629
680-719	1,240,345	583,981	1,824,326
720-759	1,882,147	811,697	2,693,844
760-799	3,136,616	932,872	4,069,488
800+	1,608,139	492,220	2,100,359
No FICO available	548,148	188,518	736,666
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

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
     The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. In recent years, the residential real estate markets have experienced significant declines in property values and several markets, particularly California and Florida, have experienced declines that turned out to be more significant than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

	Real estate	Real estate
	1-4 family	1-4 family
	first	junior lien
	mortgage	mortgage
(in thousands)	by LTV	by CLTV	Total

June 30, 2011

By LTV/CLTV:
0-60%	$3,578,974	684,188	4,263,162
60.01-80%	2,651,005	691,957	3,342,962
80.01-100%	1,265,466	903,009	2,168,475
100.01-120% (1)	584,560	707,304	1,291,864
> 120% (1)	343,750	600,301	944,051
No LTV/CLTV available	58,215	15,169	73,384
Remaining PCI accounting adjustments	(19,165)	(5,034)	(24,199)

Total	$8,462,805	3,596,894	12,059,699

December 31, 2010

By LTV/CLTV:
0-60%	$4,196,364	963,813	5,160,177
60.01-80%	3,276,565	799,961	4,076,526
80.01-100%	1,457,583	1,010,522	2,468,105
100.01-120% (1)	538,686	698,335	1,237,021
> 120% (1)	316,528	546,039	862,567
No LTV/CLTV available	124,755	52,331	177,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total	$9,886,833	4,066,530	13,953,363

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

Note 2: Loans and Allowance for Credit Losses (continued)
NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	June 30,	Dec. 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$900	2,454
Real estate mortgage	21,799	21,491
Real estate construction	563	366

Total commercial	23,262	24,311

Consumer:
Real estate 1-4 family first mortgage	231,414	225,297
Real estate 1-4 family junior lien mortgage	108,520	117,218

Total consumer	339,934	342,515

Total nonaccrual loans (excluding PCI)	$363,196	366,826

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $9.1 million at June 30, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.
     The following table shows non-PCI loans 90 days or more past due and still accruing.

	June 30,	Dec. 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$2	1
Real estate mortgage (1)	3,418	-
Real estate construction	-	-

Total commercial	3,420	1

Consumer:
Real estate 1-4 family first mortgage	19,958	22,319
Real estate 1-4 family junior lien mortgage	10,449	14,645

Total consumer	30,407	36,964

Total past due (excluding PCI)	$33,827	36,965

(1)	Revised to correct previously reported amount for December 31, 2010.

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

		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	principal	Impaired	allowance for	allowance for
(in thousands)	balance	loans	credit losses	credit losses

June 30, 2011

Commercial:
Commercial and industrial	$900	900	900	410
Real estate mortgage	24,803	11,828	11,828	8,850
Real estate construction	564	564	564	258

Total commercial	26,267	13,292	13,292	9,518

Consumer:
Real estate 1-4 family first mortgage	188,453	177,277	177,277	37,720
Real estate 1-4 family junior lien mortgage	111,919	104,634	104,634	41,631

Total consumer	300,372	281,911	281,911	79,351

Total (excluding PCI)	$326,639	295,203	295,203	88,869

December 31, 2010

Commercial:
Commercial and industrial	$4,537	3,151	3,151	1,102
Real estate mortgage	22,506	19,746	19,746	9,337
Real estate construction	389	366	366	122

Total commercial	27,432	23,263	23,263	10,561

Consumer:
Real estate 1-4 family first mortgage	137,296	131,159	131,159	19,205
Real estate 1-4 family junior lien mortgage	82,335	78,187	78,187	32,676

Total consumer	219,631	209,346	209,346	51,881

Total (excluding PCI)	$247,063	232,609	232,609	62,442

Note 2: Loans and Allowance for Credit Losses (continued)
     The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest	recorded	interest
(in thousands)	investment	income	investment	income	investment	income	investment	income

Commercial:
Commercial and industrial	$900	-	366	-	1,374	-	349	-
Real estate mortgage	12,018	5	12,505	17	11,849	9	9,653	31
Real estate construction	542	4	108	-	455	4	54	-

Total commercial	13,460	9	12,979	17	13,678	13	10,056	31

Consumer:
Real estate 1-4 family first mortgage	195,537	2,159	72,269	641	187,289	3,642	65,792	1,660
Real estate 1-4 family junior lien mortgage	56,540	1,268	58,079	685	50,705	2,291	61,522	1,457

Total consumer	252,077	3,427	130,348	1,326	237,994	5,933	127,314	3,117

Total impaired loans	$265,537	3,436	143,327	1,343	251,672	5,946	137,370	3,148

Interest income:
Cash basis of accounting		$510		197		526		254
Other (1)		2,926		1,146		5,420		2,894

Total interest income		$3,436		1,343		5,946		3,148

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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
     At June 30, 2011, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.97 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.25%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.97 years, weighted average receive rate of 0.25% and weighted average pay rate of 5.72% at June 30, 2011. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR.
     The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments were:

	June 30, 2011			December 31, 2010
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in thousands)	amount	derivatives	derivatives	amount	derivatives	derivatives

Interest rate swaps	$8,200,000	290,179	219,115	8,200,000	422,597	316,327
Netting (1)		(289,187)	(219,115)		(421,584)	(316,327)

Total		$992	-		1,013	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

     At June 30, 2011, our position in interest rate swaps, which is recorded as a net amount on our consolidated balance sheet at fair value, was an asset of $290.2 million, a liability of $219.1 million, and a payable for cash deposited as collateral by counterparties of $70.1 million.
     Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in the first half of 2011 and 2010 were $253 thousand and $1.6 million, respectively. Second quarter 2011 gains were $143 thousand compared with $500 thousand in the same period of 2010.

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
     Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market. If there is no principal market, an entity should use the most advantageous market for the specific asset or liability at the measurement date (referred to as an exit price). We group our assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.
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
Items Measured at Fair Value on a Recurring Basis The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at June 30, 2011
Assets
Interest rate swaps	$-	290,179	-	(289,187)	992

Total assets at fair value	$-	290,179	-	(289,187)	992

Liabilities
Interest rate swaps	$-	219,115	-	(219,115)	-

Total liabilities at fair value	$-	219,115	-	(219,115)	-

Balance at December 31, 2010
Assets
Interest rate swaps	$-	422,597	-	(421,584)	1,013

Total assets at fair value	$-	422,597	-	(421,584)	1,013

Liabilities
Interest rate swaps	$-	316,327	-	(316,327)	-

Total liabilities at fair value	$-	316,327	-	(316,327)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

     As of June 30, 2011, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Note 4: Fair Values of Assets and Liabilities (continued)

Disclosures about Fair Value of Financial Instruments Information about the fair value of on-balance sheet financial instruments at June 30, 2011 and December 31, 2010 is presented below.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	amount	fair value	amount	fair value

Financial assets
Cash and cash equivalents	$332,640	332,640	2,774,299	2,774,299
Loans, net of unearned income and allowance for loan losses (1)	13,234,461	14,542,739	15,103,604	16,354,121
Interest rate swaps (2)	992	992	1,013	1,013
Accounts receivable — affiliates, net	24,551	24,551	218,394	218,394
Other financial assets	50,690	50,690	77,131	77,131

Financial liabilities
Other financial liabilities	17,651	17,651	19,389	19,389

(1)	Unearned income and deferred fees were $679.1 million and $785.2 million at June 30, 2011 and December 31, 2010, respectively. Allowance for loan losses was $311.5 million at June 30, 2011 and $403.0 million at December 31, 2010.

(2)	Interest rate swaps are reported net of payable for cash deposited as collateral by counterparties of $70.1 million and $105.3 million at June 30, 2011 and December 31, 2010, respectively, pursuant to the accounting requirements for net presentation. See Note 3 for additional information on derivatives.

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

	June 30, 2011 and December 31, 2010
	Liquidation		Shares
	preference	Shares	issued and		Carrying
(in thousands, except shares and liquidation preference per share)	per share	authorized	outstanding	Par value	value

Series A
7.25% Non-Cumulative Exchangeable, Perpetual Series A Preferred Securities	$25	30,000,000	30,000,000	$300	300

Series B
Floating rate (three-month LIBOR plus 1.83%) Non-Cumulative Exchangeable, Perpetual Series B Preferred Securities	25	40,000,000	40,000,000	400	400

Series C
Floating rate (three-month LIBOR plus 2.25%) Cumulative, Perpetual Series C Preferred Securities	1,000	5,000,000	4,233,754	43	43

Series D
8.50% Non-Cumulative, Perpetual Series D Preferred Securities	1,000	913	913	-	-

Total		75,000,913	74,234,667	$743	743

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
     As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of June 30, 2011 and December 31, 2010, substantially all of our loans are in the form of loan participation interests. Although we may purchase loans from third parties, we have historically purchased loan participation interests from the Bank in loans it originated or purchased. In the first half of 2011, we did not purchase loan participation interests from the Bank.
     In addition, we sell loan participations to the Bank that are in the foreclosure process or determined to be unsecured. We sold to the Bank $51.9 million and $39.7 million of loan participations during the first half of 2011 and 2010, respectively. Loss on loan sales to affiliate was $128 thousand in the first half of 2011 and $260 thousand in the first half of 2010.
     The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank a percentage per annum fee for this service on commercial loans and on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. Included in loan servicing costs are fees paid to affiliates of $25.1 million in the first half of 2011, and $30.4 million in the first half of 2010.
     Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees were calculated based on Wells Fargo’s total monthly allocated costs, as determined in the prior year, multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. These expenses amounted to $3.2 million in the first half of 2011 and $2.2 million in the first half of 2010.
     Eurodollar deposits with the Bank are our primary cash management vehicle. At June 30, 2011 and December 31, 2010, Eurodollar deposit investments due from the Bank included in cash and cash equivalents were $332.6 million and $2.8 billion, respectively. Interest income earned on Eurodollar deposit investments included in interest income was $383 thousand in the first half of 2011 and $651 thousand in the first half of 2010.
     Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to our interest rate swaps. In consideration of these services, we pay the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $5 thousand in both the first half of 2011 and 2010, and were included in loan servicing costs.
     The Bank acts as our collateral custodian in connection with collateral pledged to us related to our interest rate swaps. For this service, we pay the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $26 thousand in the first half of 2011 and $43 thousand in the first half of 2010. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral it holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows us to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on our part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, we had invested $70.1 million and $105.3 million of cash collateral in interest-bearing investments with the Bank or other Wells Fargo subsidiaries at June 30, 2011 and December 31, 2010, respectively. We did not receive any income amounts under this agreement in the first half of 2011 or the first half of 2010.
     The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, we pay the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in the first half of 2011 and 2010.
     Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At June 30, 2011 and December 31, 2010, we had no outstandings under this facility.

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

Dated: August 11, 2011	WACHOVIA PREFERRED FUNDING CORP.
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)