Form 10-Q
period 2011-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2011-11-09
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information

Item 1.	Financial Statements	Page
	Consolidated Statement of Income	25
	Consolidated Balance Sheet	26
	Consolidated Statement of Changes in Stockholders’ Equity	27
	Consolidated Statement of Cash Flows	28
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	29
	2 - Loans and Allowance for Credit Losses	30
	3 - Derivatives	44
	4 - Fair Values of Assets and Liabilities	45
	5 - Common and Preferred Stock	48
	6 - Transactions with Related Parties	49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	7
	Risk Management	8
	Critical Accounting Policy	21
	Current Accounting Developments	21
	Forward-Looking Statements	22
	Risk Factors	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	51

Signature		52

Exhibit Index		51

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change Sept. 30, 2011 from		Nine months ended
(in thousands, except per share data)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010	% Change

For the period
Net income	$192,848	250,336	201,838	(23)%	(4)	$654,051	502,820	30%
Net income available to common stockholders	147,650	204,330	152,881	(28)	(3)	516,900	362,771	42
Diluted earnings per common share	1.48	2.04	1.53	(28)	(3)	5.17	3.63	42
Profitability ratios (annualized)
Return on average assets	5.56%	6.61	4.36	(16)	28	5.78%	3.65	58
Return on average stockholders’ equity	5.58	6.61	4.37	(16)	28	5.81	3.66	59
Average stockholders’ equity to assets	99.71	100.02	99.67	-	-	99.45	99.60	-
Dividend payout ratio (1)	109.52	85.49	121.86	28	(10)	106.28	137.04	(22)
Total revenue	$238,471	243,080	317,028	(2)	(25)	$762,351	869,815	(12)
Average loans	13,165,428	13,892,819	15,886,409	(5)	(17)	13,963,475	15,859,184	(12)
Average assets	13,756,016	15,192,025	18,373,020	(9)	(25)	15,133,480	18,435,713	(18)
Net interest margin	6.80%	6.31	6.50	8	5	6.68%	6.18	8
Net loan charge-offs	$47,193	51,496	71,037	(8)	(34)	$164,011	223,258	(27)
As a percentage of average total loans (annualized)	1.42%	1.49	1.77	(5)	(20)	1.57%	1.88	(16)

At period end
Loans, net of unearned	$12,761,864	13,545,956	15,675,281	(6)	(19)	$12,761,864	15,675,281	(19)
Allowance for loan losses	292,746	311,495	426,267	(6)	(31)	292,746	426,267	(31)
As a percentage of total loans	2.29%	2.30	2.72	-	(16)	2.29%	2.72	(16)
Assets	$13,645,052	13,646,879	18,212,003	-	(25)	$13,645,052	18,212,003	(25)
Total stockholders’ equity	13,580,773	13,599,123	18,149,094	-	(25)	13,580,773	18,149,094	(25)
Total nonaccrual loans and foreclosed assets	348,904	366,723	351,775	(5)	(1)	348,904	351,775	(1)
As a percentage of total loans	2.73%	2.71	2.24	1	22	2.73%	2.24	22
Loans 90 days or more past due and still accruing (2)	$35,690	33,827	44,411	6	(20)	$35,690	44,411	(20)

(1)	Excludes $2.5 billion and $2.0 billion common stock special capital distributions from additional paid-in capital declared and paid first and second quarter 2011, respectively.

(2)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), and to the “Risk Factors” section in our 2011 First and Second Quarter Reports on Form 10-Q, filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo  & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets, and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of September 30, 2011, we had $13.6 billion in assets, which included $12.8 billion in loans. One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), has operated as a REIT since its formation in 1996. Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), provides us with additional flexibility to hold assets that earn non-qualifying REIT income while we maintain our REIT status. Under the REIT Modernization Act, which became effective on January 1, 2001, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At September 30, 2011, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

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

Financial Performance

We earned $192.8 million in third quarter 2011, or $1.48 diluted earnings per common share, compared with $201.8 million, or $1.53 per common share, in third quarter 2010. The decrease in net income for third quarter 2011 from a year ago was largely due to decreases in net interest income and gain on loan sales to affiliate, partially offset by a lower provision for credit losses recorded in 2011. The provision for credit losses was $30.3 million for third quarter 2011, compared with $98.1 million in third quarter 2010. Net charge-offs were $47.2 million (1.42% of average total loans outstanding, annualized) in third quarter 2011 compared with $71.0 million (1.77%) in the same period a year ago. For the first nine months of 2011, our net income was $654.1 million, or $5.17 per common share, compared with $502.8 million, or $3.63 per common share a year ago. The increase in net income for the first nine months of 2011 from a year ago was largely due to a lower provision for credit losses recorded in

2011, partially offset by a decrease in net interest income and a $17.7 million gain on loan sales to affiliate in 2010. The provision for credit losses was $57.8 million for the first nine months of 2011, compared with $314.5 million for the same period of 2010. Net charge-offs were $164.0 million (1.57% of average total loans outstanding, annualized) for the first nine months of 2011 compared with $223.3 million (1.88%) in the same period a year ago.

Capital Distributions

Distributions made to holders of our preferred securities totaled $45.2 million and $137.2 million for the three- and nine-month periods ended September 30, 2011, which included $13.6 million and $40.8 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors. Distributions on preferred stock were $48.9 million and $140.0 million for the three- and nine-month periods ended September 30, 2010, which included $13.6 million and $40.8 million, respectively, in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $166.0 million and $5.1 billion for the three- and nine-month periods ended September 30, 2011, which included $558.0 million in dividends and $4.5 billion of special capital distributions for the nine months ended September 30, 2011. During the first nine months of 2011, higher than expected loan pay-down rates, together with a temporary halt in reinvestments in loan participations, resulted in high levels of cash accumulating on our balance sheet. These special capital distributions reduced our cash balance in order to maintain real estate assets greater than 80% of total assets to continue to qualify for the exemption from registration under the Investment Company Act. In fourth quarter 2011, we expect to resume reinvesting loan pay-downs in loan participations purchased from the Bank. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock.

Loans

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of September 30, 2011, substantially all of our interests in mortgage and other assets were acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliates and us. The Bank originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates, as well as mortgage assets or other assets from unaffiliated third parties. The loans in our portfolio are serviced by the Bank pursuant to the terms of participation and servicing agreements between the Bank and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

Loans, which include loans and loan participation interests, totaled $12.8 billion at September 30, 2011, down from $15.5 billion at December 31, 2010, primarily due to pay-downs, charge-offs and loan sales. Loans represented approximately 94% and 85% of assets at September 30, 2011 and December 31, 2010, respectively. Our consumer loans include real estate 1-4 family first mortgages and real estate 1-4 family junior lien mortgages, and our commercial loans include commercial and industrial and commercial real estate (CRE) loans.

Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding, had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. Such purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at September 30, 2011 and December 31, 2010.

Nonaccrual loans at September 30, 2011 were $341.5 million, down from $366.8 million at December 31, 2010. The decrease in nonaccrual loans from December 31, 2010 largely reflected a decrease in loans entering nonaccrual status as well as increasing levels of nonaccrual loan resolutions.

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

In the first nine months of 2011, we did not purchase any loans from the Bank. In the nine months ended September 30, 2010 we purchased $1.9 billion of consumer loans from the Bank.

Earnings Performance

Net income available to common stockholders

For third quarter 2011, net income available to common stockholders was $147.7 million compared with $152.9 million in third quarter 2010. The decrease was primarily attributable to a decline in net interest income and lower gain on loan sales to affiliate, partially offset by a lower provision for credit losses. We earned net income available to common stockholders of $516.9 million and $362.8 million in the first nine months of 2011 and 2010, respectively. The increase was primarily attributable to lower provision for credit losses, partially offset by a decline in net interest income and lower gain on loan sales to affiliate.

Interest Income

Interest income of $238.1 million in third quarter 2011 decreased $60.0 million, or 20%, compared with third quarter 2010. Interest income of $761.4 million for the first nine months of 2011 decreased $87.8 million, or 10%, compared with the first nine months of 2010. Changes in interest income were due to lower average interest-earning assets, partially offset by a higher average yield on total interest-earning assets.

    Average total interest-earning assets in third quarter and the first nine months of 2011 decreased $4.3 billion and $3.1 billion, respectively, compared with the corresponding periods a year ago, primarily due to $4.5 billion of special capital distributions in 2011. Average consumer loans in third quarter and the first nine months of 2011 decreased $2.4 billion and$1.5 billion, respectively, to $11.7 billion and $12.5 billion, compared with the corresponding periods a year ago. Average commercial loans decreased $341.0 million and $352.4 million in third quarter and the first nine months of 2011 to $1.5 billion in both periods compared with the corresponding periods a year ago due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will primarily acquire consumer real-estate secured loans and other REIT-eligible assets.

    The average yield on total interest-earning assets was 6.80% in third quarter 2011 compared with 6.50% in third quarter 2010. The increase was primarily attributable to commercial and consumer loans representing a higher percentage of total interest-earning assets in third quarter 2011 relative to third quarter 2010. The average yield on total interest-earning assets was 6.68% in the first nine months of 2011 compared with 6.18% in the first nine months of 2010. The overall increase in the average yield on the combined consumer and commercial loan portfolio in the first nine months of 2011 was primarily attributable to an acceleration of loan discount accretion due to loan pay-downs or loan pay-offs attributable to loan refinancing activity and an increase in the amount of accretable discount resulting from consumer loan purchases during 2010. In third quarter 2011 and 2010, interest income included discount accretion of $44.4 million and $67.6 million, respectively. In the first nine months of 2011 and 2010, interest income included discount accretion of $153.0 million and $143.9 million, respectively. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

    Average balances, interest income and rates related to interest-earning assets for the three- and nine-month periods ended September 30, 2011 and 2010, are presented in

Table 1.

Table 1: Interest Income

	Nine months ended September 30,
			2011			2010

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,492,247	26,361	2.36%	$1,844,610	32,252	2.34%
Real estate 1-4 family	12,471,228	734,534	7.87	14,014,574	815,999	7.78
Interest-bearing deposits in banks and other interest-earning assets	1,264,163	479	0.05	2,509,431	952	0.05

Total interest-earning assets	$15,227,638	761,374	6.68%	$18,368,615	849,203	6.18%

	Quarter ended September 30,

			2011			2010

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,452,165	8,821	2.41%	$1,793,138	11,283	2.50%
Real estate 1-4 family	11,713,263	229,230	7.78	14,093,271	286,571	8.09
Interest-bearing deposits in banks and other interest-earning assets	756,030	97	0.05	2,352,319	301	0.05

Total interest-earning assets	$13,921,458	238,148	6.80%	$18,238,728	298,155	6.50%

(1) Includes	taxable-equivalent adjustments.

Interest Expense

Based on sufficient levels of cash and cash equivalents, we did not borrow on our line of credit in the first nine months of 2011 or 2010; accordingly, we did not incur interest expense during these periods.

Provision for Credit Losses

Third quarter 2011 provision for credit losses was $30.3 million compared with $98.1 million for third quarter 2010. The provision for credit losses was $57.8 million in the first nine months of 2011 compared with $314.5 million in the first nine months of 2010. The 2011 decrease in the provision for credit losses resulted from lower net charge-offs and an allowance release, while 2010 included an allowance build. The decrease in charge-offs and allowance was primarily due to improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of troubled debt restructurings (TDRs). Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for further information on the allowance for loan losses.

Noninterest Income

Third quarter 2011 noninterest income was $325 thousand compared with $18.9 million for the same period of 2010. Third quarter 2010 included a gain on loan sales to affiliate of $18.0 million. Noninterest income totaled $983 thousand in the first nine months of 2011 compared with $20.6 million in the first nine months of 2010. The first nine months of 2011 included a loss on loan sales to affiliate of $128 thousand, compared with a $17.7 million gain in the same period of 2010. Noninterest income also includes gains on interest rate swaps. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The gains on interest rate swaps were $11 thousand and $264 thousand in third quarter and the first nine months of 2011, respectively, compared with gains of $749 thousand and $2.4 million in the same periods of 2010. The lower gains in 2011 primarily reflect a lower magnitude of interest rate decreases compared with 2010. Included in gain on interest rate swaps was expense associated with derivative cash collateral received of $15 thousand and $68 thousand in third quarter 2011 and 2010, respectively, and $80 thousand and $209 thousand in the first nine months of 2011 and 2010, respectively.

Noninterest Expense

Third quarter 2011 noninterest expense was $15.3 million compared with $16.8 million in third quarter 2010. Noninterest expense totaled $50.3 million in the first nine months of 2011 compared with $51.6 million in the same period a year ago. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses.

    Loan servicing costs decreased $2.9 million to $11.6 million in third quarter 2011 and decreased

$8.6 million to $36.8 million in the first nine months of 2011. Both periods reflected a decrease in the commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio. Home equity loan products generally cost more to service than other loan products. All loans are serviced by the Bank pursuant to our participation and servicing agreements. For home equity loan products, the monthly servicing fee charge is equal to the outstanding principal balance of each loan multiplied by a percentage per annum. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. For commercial loans, the monthly fee is based on the total committed amount of each loan multiplied by a percentage per annum.

    Management fees were $1.6 million in third quarter 2011 compared with $1.2 million in the same period of 2010. Management fees were $4.8 million in the first nine months of 2011 compared with $3.4 million in the same period of 2010. The increase in management fees was caused by inclusion of various technology system and support expenses in the expense base subject to allocation starting in 2011. Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees are calculated based on Wells Fargo’s total monthly allocated costs, as determined in the prior year, multiplied by a formula. The formula is based on Wachovia Funding’s proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs); 2) total average assets; and 3) total revenue.

    Other expense primarily consists of costs associated with foreclosures on residential properties, which increased $471 thousand and $3.9 million to $1.5 million and $6.3 million in third quarter and first nine months of 2011, respectively, compared with the same periods of 2010. These increases were mainly attributable to an increase in the volume of loans going into foreclosure.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $34 thousand and $323 thousand in the third quarter of 2011 and 2010, respectively. Income tax expense was $192 thousand in the first nine months of 2011 compared with $928 thousand in the first nine months of 2010. WPR holds our interest rate swaps as well as certain cash investments. The decrease in income tax expense for 2011 was primarily related to the reduction in pre-tax income for WPR.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.6 billion at September 30, 2011, compared with $18.2 billion at December 31, 2010. The decrease in total assets was primarily attributable to a $1.7 billion decrease in cash and cash equivalents and a $2.7 billion decrease in loans, net of unearned income. The corresponding decrease was primarily a $4.5 billion reduction in additional paid-in capital, reflecting the special capital distributions paid to common shareholders in the first nine months of 2011. Loans, net of unearned income were 94% of total assets at September 30, 2011, compared with 85% at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents decreased $1.7 billion to $1.1 billion at September 30, 2011, compared with $2.8 billion at December 31, 2010. The decrease in the first nine months of 2011 was attributable to the special capital distributions paid to common shareholders, partially offset by loan pay-downs and pay-offs and cash provided by operating activities.

Loans

Loans, net of unearned income decreased $2.7 billion to $12.8 billion at September 30, 2011, compared with December 31, 2010, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio. In the first nine months of 2011 we did not purchase any loans. In the first nine months of 2010 we purchased consumer loans from the Bank at an estimated fair value of $1.9 billion. At September 30, 2011 and December 31, 2010, consumer loans represented 89% and 90% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $110.2 million from December 31, 2010, to $292.7 million at September 30, 2011. The allowance decrease from the end of 2010 was primarily due to continued improvement in consumer delinquency levels as well as lower loan balances, partially offset by a higher level of loan modifications accounted for as TDRs.

    At September 30, 2011, the allowance for loan losses included $269.1 million for consumer loans and $23.6 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps, net were $1.0 million at both September 30, 2011, and December 31, 2010, which represents the fair value of our net position in interest rate swaps.

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

Credit Risk Management

Table 2: Total Loans Outstanding by Portfolio

Segment and Class of Financing Receivable

(in thousands)	Sept. 30, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$269,739	209,818
Real estate mortgage	1,082,490	1,267,350
Real estate construction	53,875	76,033

Total commercial	1,406,104	1,553,201

Consumer:
Real estate 1-4 family first mortgage	7,948,335	9,886,833
Real estate 1-4 family junior lien mortgage	3,407,425	4,066,530

Total consumer	11,355,760	13,953,363

Total loans	$12,761,864	15,506,564

We employ various credit risk management and monitoring activities to mitigate risks associated with multiple risk factors affecting loans we hold or plan to acquire including:

—	Loan concentrations and related credit quality
—	Counterparty credit risk
—	Economic and market conditions
—	Legislative or regulatory mandates
—	Changes in interest rates
—	Merger and acquisition activities
—	Reputation risk

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

We continue to modify real estate 1–4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial periods of three months, and after successful completion and compliance with terms during this period, the loan is considered to be modified. See the “Allowance for Credit Losses” section in this Report for discussion on how we determine the allowance attributable to our modified residential real estate portfolios.

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

The Bank and/or other Wells Fargo affiliates act as servicer to our loan portfolio, including our consumer real estate loans. The Board of Governors of the Federal Reserve System Bank (FRB) and the Office of the Comptroller of the Currency (OCC) made public April 13, 2011, consent orders that require Wells Fargo and the Bank to correct deficiencies in residential mortgage loan servicing and foreclosure practices that were identified by the FRB and OCC in their review of foreclosure practices at large mortgage servicers conducted in fourth quarter 2010. The FRB and OCC examination of foreclosure processing evaluated the adequacy of controls and governance over bank foreclosure processes, including compliance with applicable federal and state law. The consent orders require that Wells Fargo and the Bank improve servicing and foreclosure practices and incorporate remedial requirements for identified deficiencies; however, civil money penalties have not been assessed. Wells Fargo and the Bank have been working with regulators for an extended period on servicing improvements and have already instituted enhancements. Wells Fargo and the Bank have committed to full compliance with the consent orders. Wachovia Funding does not expect the consent orders to have an adverse effect on its financial condition or loan portfolio.

The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	September 30, 2011
		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$349,863	1,039,397	486,288	1,875,548	15%
New Jersey	242,227	749,327	699,792	1,691,346	13
Pennsylvania	120,370	912,139	564,570	1,597,079	13
North Carolina	244,217	735,320	274,893	1,254,430	10
Virginia	187,890	525,717	346,118	1,059,725	8
All other states	261,537	3,986,435	1,035,764	5,283,736	41

Total loans	$1,406,104	7,948,335	3,407,425	12,761,864	100%

The following table is a summary of our commercial and industrial loans by industry.

Table 4: Commercial and Industrial Loans by Industry

	September 30, 2011
		% of
		total
(in thousands)	Total	loans

Finance and insurance	$143,101	53%
Other services (except public administration)	36,978	14
Real estate-other (1)	29,349	11
Manufacturing	26,810	10
Wholesale trade	11,282	4
Public administration	7,177	3
Healthcare and social assistance	6,098	2
Agriculture, forestry, fishing and hunting	5,041	2
Other	3,903	1

Total loans	$269,739	100%

(1)  Includes lessors, building operators and real estate agents.

The following table is a summary of CRE loans by state and property type.

Table 5: CRE Loans by State and Property Type

	September 30, 2011
				% of
	Real estate	Real estate		total
(in thousands)	mortgage	construction	Total	loans

By state:
Florida	$294,027	24,844	318,871	28%
North Carolina	228,499	9,232	237,731	21
New Jersey	189,015	2,213	191,228	17
Pennsylvania	90,210	2,832	93,042	8
South Carolina	66,142	758	66,900	6
All other states	214,597	13,996	228,593	20

Total loans	$1,082,490	53,875	1,136,365	100%

By property:
Office buildings	$288,338	526	288,864	25%
Industrial/warehouse	209,119	4,193	213,312	19
Retail (excluding shopping center)	175,292	2,434	177,726	16
Shopping center	117,144	-	117,144	10
Real estate - other	82,991	7,662	90,653	8
Hotel/motel	88,253	301	88,554	8
Apartments	52,357	9,548	61,905	5
Institutional	52,442	-	52,442	5
Land (excluding 1-4 family)	9,102	24,781	33,883	3
Other	7,452	4,430	11,882	1

Total loans	$1,082,490	53,875	1,136,365	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and combined loan-to-value (CLTV) ratio.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	September 30, 2011
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Florida	$1,525,685	90%
Pennsylvania	1,476,709	68
New Jersey	1,449,119	72
North Carolina	1,010,213	71
California	945,598	61
All other states	4,948,436	74

Total loans	$11,355,760

(1)	Collateral values are generally determined using automated valuation models (AVMs) and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

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

      The following table includes recent quarterly data, by geographical area, for our home equity portfolio, which reflected the largest portion of our credit losses in the first nine months of 2011.

Table 7: Home Equity Portfolio (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		quarter ended
	Sept. 30,	Dec.31,	Sept. 30,	Dec.31,	Sept. 30,	Dec.31,
(in thousands)	2011	2010	2011	2010	2011	2010

New Jersey	$696,644	833,984	5.56%	4.73	3.86	3.15
Pennsylvania	561,678	681,232	3.39	3.52	1.80	1.62
Florida	483,987	568,037	5.25	6.72	5.35	9.83
Virginia	344,194	410,781	3.25	3.72	2.51	2.77
North Carolina	271,960	328,089	3.77	3.66	3.05	2.45
Other	1,029,922	1,220,888	4.36	4.55	3.78	3.49

Total	$3,388,385	4,043,011	4.41	4.56	3.50	3.84

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $19,040 at September 30, 2011 and $23,519 at December 31, 2010.

NONACCRUAL LOANS AND FORECLOSED ASSETS We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.

Table 8 provides the comparative data for nonaccrual loans and foreclosed assets. Foreclosed assets increased to $7.4 million at September 30, 2011 resulting from additional loans migrating into foreclosure, partially offset by sales to the Bank in third quarter 2011. Table 9 provides an analysis of the changes in nonaccrual loans.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2011	2011	2011	2010	2010

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	900	901	2,454	-
Real estate mortgage	25,834	21,799	22,454	21,491	24,786
Real estate construction	263	563	442	366	1,039

Total commercial	26,097	23,262	23,797	24,311	25,825

Consumer:
Real estate 1-4 family first mortgage	212,626	231,414	222,843	225,297	206,294
Real estate 1-4 family junior lien mortgage	102,763	108,520	107,812	117,218	112,795

Total consumer	315,389	339,934	330,655	342,515	319,089

Total nonaccrual loans	341,486	363,196	354,452	366,826	344,914

Foreclosed assets	7,418	3,527	8,774	5,891	6,861

Total nonperforming assets	$348,904	366,723	363,226	372,717	351,775

As a percentage of total loans	2.73%	2.71	2.54	2.40	2.24

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
(in thousands)	2011	2011	2011	2010

Commercial nonaccrual loans
Balance, beginning of quarter	$ 23,262	23,797	24,311	25,825
Inflows	3,268	888	1,409	1,300
Outflows	(433)	(1,423)	(1,923)	(2,814)

Balance, end of quarter	26,097	23,262	23,797	24,311

Consumer nonaccrual loans
Balance, beginning of quarter	339,934	330,655	342,515	319,089
Inflows	29,275	66,072	54,822	75,572
Outflows	(53,820)	(56,793)	(66,682)	(52,146)

Balance, end of quarter	315,389	339,934	330,655	342,515

Total nonaccrual loans	$ 341,486	363,196	354,452	366,826

Typically, changes to nonaccrual loans period-over-period represent the difference of inflows for loans that reach a specified past due status or where we believe that the full collection of principal is in doubt, and outflows of loans that are charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual because they return to accrual status.

Nonaccrual loans decreased to $341.5 million at September 30, 2011, from $366.8 million at December 31, 2010. The decrease was primarily related to consumer real estate 1-4 family mortgage loans, largely reflecting a decrease in loans entering nonaccrual status in part due to improvements in delinquency performance.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

The following table provides information regarding loans modified in TDRs.

Table 10: Troubled Debt Restructurings (TDRs)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2011	2011	2011	2010	2010

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	2,582	2,426	2,439	2,454	-
Real estate construction	-	-	-	-	-

Total commercial TDRs	2,582	2,426	2,439	2,454	-

Consumer TDRs:
Real estate 1-4 family first mortgage	196,553	177,277	147,878	131,159	117,916
Real estate 1-4 family junior lien mortgage	110,665	104,634	92,952	78,187	74,258

Total consumer TDRs	307,218	281,911	240,830	209,346	192,174

Total TDRs	$309,800	284,337	243,269	211,800	192,174

TDRs on nonaccrual status	$85,402	96,273	69,836	69,134	74,882
TDRs on accrual status	224,398	188,064	173,433	142,666	117,292

Total TDRs	$309,800	284,337	243,269	211,800	192,174

Table 11: Analysis of Changes in TDRs

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2011	2011	2011

Commercial TDRs
Balance, beginning of quarter	$2,426	2,439	2,454
Inflows	156	-	2
Outflows	-	(13)	(17)

Balance, end of quarter	2,582	2,426	2,439

Consumer TDRS
Balance, beginning of quarter	281,911	240,830	209,346
Inflows	42,219	52,207	44,766
Outflows	(16,912)	(11,126)	(13,282)

Balance, end of quarter	307,218	281,911	240,830

Total TDRs	$309,800	284,337	243,269

Table 10 provides information regarding the recorded investment of loans modified in TDRs. There were no revisions required for amounts previously reported to reflect the retrospective adoption from the beginning of 2011 for ASU 2011-2, which clarified guidance for classifying modifications as TDRs. This new guidance specifically clarifies, among other things, the definition of a concession, including how to evaluate modified loan terms against terms that would be commensurate for loans with similar credit risk. For our commercial loan modifications, we do not typically modify principal through forgiveness or forbearance or reduce the contractual interest rate. In fact, in many cases, we obtain higher rates of interest, additional collateral or guarantor support, or other improvements to the terms. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Any loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual, and a corresponding charge-off is recorded to the loan balance, if we believe that principal and interest contractually due under the modified agreement will not be collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 million at September 30, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The decrease from December 31, 2010 to September 30, 2011 was primarily related to a decrease in loans entering 90 days past due and still accruing status coupled with the migration of loans from 90 days or more past due and still accruing to a nonaccrual status.

Table 12 reflects loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

(in thousands)	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Commercial:
Commercial and industrial	$-	2	6	1	2
Real estate mortgage	1,483	3,418	-	-	2,419
Real estate construction	-	-	-	-	-
Total commercial	1,483	3,420	6	1	2,421
Consumer:
Real estate 1-4 family first mortgage	20,519	19,958	13,476	22,319	23,716
Real estate 1-4 family junior lien mortgage	13,688	10,449	13,700	14,645	18,274
Total consumer	34,207	30,407	27,176	36,964	41,990
Total	$35,690	33,827	27,182	36,965	44,411

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011			December 31, 2010		September 30, 2010
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)		Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)

Total commercial	$85	0.02%	$116	0.03%	$(42)	(0.01	) %	$446	0.11%	$1,508	0.33%
Total consumer	47,108	1.60	51,380	1.66	65,364	1.99		61,200	1.72	69,529	1.96
Total	$47,193	1.42%	$51,496	1.49%	$65,322	1.78%		$61,646	1.55%	$71,037	1.77%

(1) Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

Net charge-offs in third quarter 2011 were $47.2 million (1.42% of average total loans outstanding, annualized) compared with $71.0 million (1.77%) a year ago. The decrease in net charge-offs was in part due to modest improvement in economic conditions as well as aggressive loss mitigation activities. The majority of losses were in consumer real estate, which has a higher concentration of home equity loans secured by properties located in the eastern United States. Collateral value stabilization and delinquency improvements are materializing in this portfolio.

Net charge-offs in the consumer category totaled $47.1 million in third quarter of 2011 compared with $69.5 million a year ago. The real estate 1-4 family mortgage portfolio continued to reflect relatively low loss rates compared with industry trends.

Commercial and industrial and CRE net charge-offs in the third quarter of 2011 and 2010 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

 We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the adequacy of the allowance as we use several analytical tools in determining its adequacy. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section in our 2010 Form 10-K and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14: Allowance for Credit Losses

($ in thousands)	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Components:
Allowance for loan losses	$292,746	311,495	389,310	402,960	426,267
Allowance for unfunded credit commitments	167	219	308	595	493

Allowance for credit losses	$292,913	311,714	389,618	403,555	426,760

Allowance for loan losses as a percentage of total loans	2.29%	2.30	2.73	2.60	2.72
Allowance for loan losses as a percentage of annualized net charge-offs	156.35	150.81	146.96	164.76	151.25
Allowance for credit losses as a percentage of total loans	2.30	2.30	2.73	2.60	2.72
Allowance for credit losses as a percentage of total nonaccrual loans	85.78	85.83	109.92	110.01	123.73

 The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

 Total provision for credit losses was $30.3 million in third quarter 2011, compared with $98.1 million a year ago. Third quarter 2011 provision was $16.9 million less than net credit losses, compared with a provision that exceeded net charge-offs by $27.1 million in third quarter 2010.

 Total provision for credit losses was $57.8 million in the first nine months of 2011, compared with $314.5 million a year ago. The first nine months of 2011 provision was $106.2 million less than net credit losses, compared with a provision that exceeded net charge-offs by $91.2 million in the first nine months of 2010.

 Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty, including ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

 We believe the allowance for credit losses of $292.9 million was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2011. The allowance for credit losses is evaluated on a quarterly basis and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in our external business environment, it is possible that we will have to record incremental credit losses not anticipated as of the balance sheet date. Our process for determining the adequacy of the allowance for credit losses is discussed in the “Critical Accounting Policies” section in our 2010 Form 10-K.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 18% of our loan portfolio consisted of variable rate loans at September 30, 2011. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

 At September 30, 2011, approximately 82% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

 At September 30, 2011, $3.4 billion, or 25% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2011, our liabilities were $64.3 million, or less than 1% of our assets, while stockholders’ equity was $13.6 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

 At September 30, 2011, our position in interest rate swaps was recorded as a net asset amount of $1.0 million on our consolidated balance sheet at fair value. The net amount was comprised of an asset of $290.6 million, a liability of $219.5 million, and a payable for cash deposited as collateral by counterparties of $70.1 million. The position in the interest rate swap is recorded as a net amount on our consolidated balance sheet at fair value, as positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty, and is reported net of the cash collateral received and paid.

 At September 30, 2011, our receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.35%. Our pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.72 years, weighted average receive rate of 0.35% and weighted average pay rate of 5.72% at September 30, 2011. All the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR, and they are the pay or receive rates in effect at September 30, 2011.

MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

 Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $300 thousand or $700 thousand, respectively. If interest rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $300 thousand or $700 thousand, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

 Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Each of these lines is under a revolving demand note at a rate equal to the federal funds rate. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At September 30, 2011, there were no borrowings outstanding on our line of credit with the Bank.

 Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. During the first nine months of 2011, we did not purchase any loan participations from the Bank. In the fourth quarter of 2011, we expect to resume reinvesting loan pay-downs in loan participations. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP).

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

 At September 30, 2011, our liabilities principally consist of deferred income tax liabilities and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Current Accounting Developments

The Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, that is currently pending adoption.

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Accounting Standards Update (ASU or Update) clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. The guidance also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. Required new disclosures for financial instruments classified as Level 3 include: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. The Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. The guidance is effective for us in first quarter 2012 with prospective application. Early adoption is not permitted. We are evaluating the effect this Update may have on our consolidated financial statements.

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

 Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	the effect of political and economic conditions and geopolitical events;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers repayment of our loan participations;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;

•	investor sentiment and confidence in the financial markets;

•	our reputation;

•	the impact of current, pending and future legislation, regulation and legal actions, including capital standards applicable to the Bank or Wells Fargo;

•	changes in accounting standards, rules and interpretations;

•	mergers and acquisitions, and our ability to integrate them;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

•	a failure in or breach of our, the Bank’s or Wells Fargo’s operational or security systems or infrastructure, or those of third party vendors and other security providers, including as a result of cyber attacks;

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” sections in our 2010 Form 10-K, our 2011 First Quarter Report on Form 10-Q and our 2011 Second Quarter Report on Form 10-Q, for more information about risks. Any factor in this Report or in our 2010 Form 10-K, our 2011 First Quarter Report on Form 10-Q and our 2011 Second Quarter Report on Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors elsewhere in this Report that could adversely affect our financial results and condition.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of September 30, 2011, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of September 30, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2011 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Interest income	$238,146	298,153	761,368	849,196
Interest expense	-	-	-	-

Net interest income	238,146	298,153	761,368	849,196
Provision for credit losses	30,280	98,105	57,793	314,455

Net interest income after provision for credit losses	207,866	200,048	703,575	534,741

Noninterest income
Gain on interest rate swaps	11	749	264	2,397
Gain (loss) on loan sales to affiliate	-	17,974	(128)	17,714
Other	314	152	847	508

Total noninterest income	325	18,875	983	20,619

Noninterest expense
Loan servicing costs	11,602	14,483	36,756	45,323
Management fees	1,636	1,152	4,806	3,394
Other	2,071	1,127	8,753	2,895

Total noninterest expense	15,309	16,762	50,315	51,612

Income before income tax expense	192,882	202,161	654,243	503,748
Income tax expense	34	323	192	928

Net income	192,848	201,838	654,051	502,820
Dividends on preferred stock	45,198	48,957	137,151	140,049

Net income applicable to common stock	$147,650	152,881	516,900	362,771

Per common share information
Earnings per common share	$1.48	1.53	5.17	3.63
Diluted earnings per common share	1.48	1.53	5.17	3.63
Dividends declared per common share	$1.66	1.97	5.58	5.49
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)
(in thousands, except shares)	Sept. 30, 2011	Dec. 31, 2010
Assets
Cash and cash equivalents	$1,121,763	2,774,299
Loans, net of unearned	12,761,864	15,506,564
Allowance for loan losses	(292,746)	(402,960)
Net loans	12,469,118	15,103,604
Interest rate swaps, net	1,018	1,013
Accounts receivable - affiliates, net	-	218,394
Other assets	53,153	80,807
Total assets	$13,645,052	18,178,117
Liabilities
Accounts payable - affiliates, net	$26,737	-
Deferred income tax liabilities	14,762	30,255
Other liabilities	22,780	25,989
Total liabilities	64,279	56,244
Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	18,526,608
Retained earnings (deficit)	(447,578)	(406,478)
Total stockholders’ equity	13,580,773	18,121,873
Total liabilities and stockholders’ equity	$13,645,052	18,178,117

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323

Net income	-	-	-	502,820	502,820
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.41 per share	-	-	-	(16,411)	(16,411)
Series C preferred securities at $19.56 per share	-	-	-	(82,818)	(82,818)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $5.49 per share	-	-	-	(549,000)	(549,000)

Balance, September 30, 2010	$743	1,000	18,526,608	(379,257)	18,149,094

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	654,051	654,051
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.40 per share	-	-	-	(15,858)	(15,858)
Series C preferred securities at $19.01 per share	-	-	-	(80,473)	(80,473)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $5.58 per share	-	-	-	(558,000)	(558,000)
Common stock special capital distribution	-	-	(4,500,000)	-	(4,500,000)

Balance, September 30, 2011	$743	1,000	14,026,608	(447,578)	13,580,773

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$654,051	502,820
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(153,970)	(146,186)
Provision for credit losses	57,793	314,455
Deferred income tax benefits	(15,493)	(13,041)
Other operating activities, net	6,304	1,863
Net cash provided by operating activities	548,685	659,911
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	-	(1,902,891)
Proceeds from payments and sales	2,992,754	2,491,797
Interest rate swaps	36,360	35,523
Net cash provided by investing activities	3,029,114	624,429
Cash flows from financing activities:
Decrease in cash realized from
Collateral held on interest rate swaps	(35,184)	(33,405)
Special capital distributions	(4,500,000)	-
Cash dividends paid	(695,151)	(689,049)
Net cash used by financing activities	(5,230,335)	(722,454)
Net change in cash and cash equivalents	(1,652,536)	561,886
Cash and cash equivalents at beginning of period	2,774,299	2,092,523
Cash and cash equivalents at end of period	$1,121,763	2,654,409
Supplemental cash flow disclosures:
Cash paid for interest	$80	209
Cash paid for income taxes	14,000	14,000
Change in non cash items:
Transfers from loans to foreclosed assets	12,361	9,169

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

Accounting Standards Adopted in 2011

In third quarter 2011, we adopted Accounting Standards Update (ASU or Update) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a troubled debt restructuring (TDR). A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update was effective for us in third quarter 2011 with retrospective application to January 1, 2011. These accounting changes did not impact our financial statements or disclosures.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2011. During this period there have been no material events that would require recognition in our third quarter 2011 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina

and Virginia. These markets include approximately 59% of Wachovia Funding’s total loan balance at September 30, 2011.

The following table reflects loans net of unearned discounts and deferred fees of $636.3 million and $785.2 million in the major categories of the loan portfolio at September 30, 2011 and December 31, 2010, respectively.

(in thousands)	Sept. 30, 2011	Dec. 31, 2010
Commercial:
Commercial and industrial	$269,739	209,818
Real estate mortgage	1,082,490	1,267,350
Real estate construction	53,875	76,033
Total commercial	1,406,104	1,553,201
Consumer:
Real estate 1-4 family first mortgage	7,948,335	9,886,833
Real estate 1-4 family junior lien mortgage	3,407,425	4,066,530
Total consumer	11,355,760	13,953,363
Total loans	$12,761,864	15,506,564

The following table summarizes the proceeds paid (excluding accrued interest receivable of $5.2 million and $9.5 million in the third quarter and the first nine months of

2010, respectively) or received from the Bank for purchases and sales of loans, respectively. Wachovia Funding did not purchase loans in the first nine months of 2011.

			2011	2010

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$-	-	-	-	1,033,613	1,033,613
Sales	(86)	(16,727)	(16,813)	(41,393)	(28,510)	(69,903)
Nine months ended September 30,
Purchases	$-	-	-	-	1,893,387	1,893,387
Sales	(1,005)	(67,721)	(68,726)	(42,633)	(66,945)	(109,578)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at September 30, 2011 was $355.3 million.

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

Impaired loans, which include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The allowance for a non-impaired loan is based solely on principal losses without consideration for timing of those losses. The allowance for an impaired loan that was modified in a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

    The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$311,714	400,591	403,555	337,871
Provision for credit losses	30,280	98,105	57,793	314,455
Interest income on certain impaired loans (1)	(1,888)	(899)	(4,424)	(2,308)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Real estate mortgage	(88)	(1,508)	(224)	(2,640)
Real estate construction	(3)	-	(212)	(17)
Total commercial	(91)	(1,508)	(436)	(2,657)
Consumer:
Real estate 1-4 family first mortgage	(17,525)	(19,844)	(60,804)	(71,634)
Real estate 1-4 family junior lien mortgage	(33,350)	(51,372)	(112,117)	(154,247)
Total consumer	(50,875)	(71,216)	(172,921)	(225,881)
Total loan charge-offs	(50,966)	(72,724)	(173,357)	(228,538)
Loan recoveries:
Commercial:
Commercial and industrial	-	-	166	158
Real estate mortgage	1	-	106	-
Real estate construction	5	-	5	-
Total commercial	6	-	277	158
Consumer:
Real estate 1-4 family first mortgage	1,201	298	2,239	970
Real estate 1-4 family junior lien mortgage	2,566	1,389	6,830	4,152
Total consumer	3,767	1,687	9,069	5,122
Total loan recoveries	3,773	1,687	9,346	5,280
Net loan charge-offs	(47,193)	(71,037)	(164,011)	(223,258)
Balance, end of period	$292,913	426,760	292,913	426,760
Components:
Allowance for loan losses	$292,746	426,267	292,746	426,267
Allowance for unfunded credit commitments	167	493	167	493
Allowance for credit losses	$292,913	426,760	292,913	426,760
Net loan charge-offs (annualized) as a percentage of average total loans	1.42%	1.77	1.57%	1.88
Allowance for loan losses as a percentage of total loans	2.29	2.72	2.29	2.72
Allowance for credit losses as a percentage of total loans	2.30	2.72	2.30	2.72

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

    The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2011			2010
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$27,347	284,367	311,714	32,727	367,864	400,591
Provision (reversal of provision) for credit losses	(3,457)	33,737	30,280	1,259	96,846	98,105
Interest income on certain impaired loans	-	(1,888)	(1,888)	-	(899)	(899)

Loan charge-offs	(91)	(50,875)	(50,966)	(1,508)	(71,216)	(72,724)
Loan recoveries	6	3,767	3,773	-	1,687	1,687
Net loan charge-offs	(85)	(47,108)	(47,193)	(1,508)	(69,529)	(71,037)
Balance, end of period	$23,805	269,108	292,913	32,478	394,282	426,760

Nine months ended September 30,

Balance, beginning of period	$26,413	377,142	403,555	18,973	318,898	337,871
Provision (reversal of provision) for credit losses	(2,449)	60,242	57,793	16,004	298,451	314,455
Interest income on certain impaired loans	-	(4,424)	(4,424)	-	(2,308)	(2,308)

Loan charge-offs	(436)	(172,921)	(173,357)	(2,657)	(225,881)	(228,538)
Loan recoveries	277	9,069	9,346	158	5,122	5,280
Net loan charge-offs	(159)	(163,852)	(164,011)	(2,499)	(220,759)	(223,258)
Balance, end of period	$23,805	269,108	292,913	32,478	394,282	426,760

    The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2011

Collectively evaluated (1)	$14,787	177,278	192,065	1,377,580	10,990,759	12,368,339
Individually evaluated (2)	9,018	91,830	100,848	21,282	307,218	328,500
Purchased credit-impaired (PCI) (3)	-	-	-	7,242	57,783	65,025
Total	$23,805	269,108	292,913	1,406,104	11,355,760	12,761,864

December 31, 2010

Collectively evaluated (1)	$15,852	325,261	341,113	1,521,028	13,678,399	15,199,427
Individually evaluated (2)	10,561	51,881	62,442	23,263	209,346	232,609
PCI (3)	-	-	-	8,910	65,618	74,528
Total	$26,413	377,142	403,555	1,553,201	13,953,363	15,506,564

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on September 30, 2011, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated each quarter, with updates no older than one month prior to quarter end.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

September 30, 2011

By risk category:
Pass	$269,730	930,634	43,194	1,243,558
Criticized	9	151,856	10,681	162,546
Total commercial loans	$269,739	1,082,490	53,875	1,406,104

December 31, 2010

By risk category:
Pass	$206,362	1,087,574	68,838	1,362,774
Criticized	3,456	179,776	7,195	190,427
Total commercial loans	$209,818	1,267,350	76,033	1,553,201

  In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
September 30, 2011

By delinquency status:
Current-29 days past due (DPD) and still accruing	$269,345	1,050,020	53,612	1,372,977
30-89 DPD and still accruing	394	5,154	-	5,548
90+ DPD and still accruing	-	1,483	-	1,483
Nonaccrual loans	-	25,834	263	26,097
Total commercial loans	$269,739	1,082,491	53,875	1,406,105
December 31, 2010

By delinquency status:
Current-29 DPD and still accruing	$207,363	1,241,730	74,440	1,523,533
30-89 DPD and still accruing	-	4,129	1,227	5,356
90+ DPD and still accruing	1	-	-	1
Nonaccrual loans	2,454	21,491	366	24,311
Total commercial loans	$209,818	1,267,350	76,033	1,553,201

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

    The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2011

By delinquency status:
Current - 29 DPD	$ 7,672,171	3,258,985	10,931,156
30-59 DPD	71,536	50,099	121,635
60-89 DPD	44,698	27,866	72,564
90-119 DPD	32,158	21,463	53,621
120-179 DPD	34,660	28,005	62,665
180+ DPD	111,901	25,426	137,327
Remaining PCI accounting adjustments	(18,789)	(4,419)	(23,208)

Total consumer loans	$ 7,948,335	3,407,425	11,355,760

December 31, 2010

By delinquency status:
Current - 29 DPD	$ 9,569,492	3,881,392	13,450,884
30-59 DPD	90,734	57,608	148,342
60-89 DPD	49,688	34,843	84,531
90-119 DPD	35,593	21,674	57,267
120-179 DPD	54,874	41,498	96,372
180+ DPD	110,100	33,986	144,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$ 9,886,833	4,066,530	13,953,363

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2011

By updated FICO:
< 600	$533,693	387,960	921,653
600-639	296,407	186,236	482,643
640-679	568,489	314,134	882,623
680-719	1,053,354	499,718	1,553,072
720-759	1,497,089	640,841	2,137,930
760-799	2,378,053	764,744	3,142,797
800+	1,344,781	402,897	1,747,678
No FICO available	295,258	215,314	510,572
Remaining PCI accounting adjustments	(18,789)	(4,419)	(23,208)

Total consumer loans	$7,948,335	3,407,425	11,355,760

December 31, 2010

By updated FICO:
< 600	$592,306	478,837	1,071,143
600-639	308,528	219,499	528,027
640-679	594,252	363,377	957,629
680-719	1,240,345	583,981	1,824,326
720-759	1,882,147	811,697	2,693,844
760-799	3,136,616	932,872	4,069,488
800+	1,608,139	492,220	2,100,359
No FICO available	548,148	188,518	736,666
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

September 30, 2011

By LTV/CLTV:
0-60%	$3,790,169	647,271	4,437,440
60.01-80%	2,229,186	650,327	2,879,513
80.01-100%	1,093,129	856,900	1,950,029
100.01-120% (1)	476,412	662,863	1,139,275
> 120% (1)	296,847	580,502	877,349
No LTV/CLTV available	81,381	13,981	95,362
Remaining PCI accounting adjustments	(18,789)	(4,419)	(23,208)

Total	$7,948,335	3,407,425	11,355,760

December 31, 2010

By LTV/CLTV:
0-60%	$4,196,364	963,813	5,160,177
60.01-80%	3,276,565	799,961	4,076,526
80.01-100%	1,457,583	1,010,522	2,468,105
100.01-120% (1)	538,686	698,335	1,237,021
> 120% (1)	316,528	546,039	862,567
No LTV/CLTV available	124,755	52,331	177,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total	$9,886,833	4,066,530	13,953,363

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Sept. 30, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$-	2,454
Real estate mortgage	25,834	21,491
Real estate construction	263	366

Total commercial	26,097	24,311

Consumer:
Real estate 1-4 family first mortgage	212,626	225,297
Real estate 1-4 family junior lien mortgage	102,763	117,218

Total consumer	315,389	342,515

Total nonaccrual loans
(excluding PCI)	$341,486	366,826

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 million at September 30, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sept. 30, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$-	1
Real estate mortgage	1,483	-
Real estate construction	-	-

Total commercial	1,483	1

Consumer:
Real estate 1-4 family first mortgage	20,519	22,319
Real estate 1-4 family junior lien mortgage	13,688	14,645

Total consumer	34,207	36,964

Total past due (excluding PCI)	$35,690	36,965

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

	Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

September 30, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	29,818	24,552	21,019	8,783
Real estate construction	271	263	263	235

Total commercial	30,089	24,815	21,282	9,018

Consumer:
Real estate 1-4 family first mortgage	210,756	196,553	196,553	44,885
Real estate 1-4 family junior lien mortgage	120,768	110,665	110,665	46,945

Total consumer	331,524	307,218	307,218	91,830

Total (excluding PCI)	$361,613	332,033	328,500	100,848

December 31, 2010

Commercial:
Commercial and industrial	$4,537	3,151	3,151	1,102
Real estate mortgage	22,506	19,746	19,746	9,337
Real estate construction	389	366	366	122

Total commercial	27,432	23,263	23,263	10,561
Consumer:
Real estate 1-4 family first mortgage	137,296	131,159	131,159	19,205
Real estate 1-4 family junior lien mortgage	82,335	78,187	78,187	32,676

Total consumer	219,631	209,346	209,346	51,881

Total (excluding PCI)	$247,063	232,609	232,609	62,442

      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	354	-	92	-	351	-
Real estate mortgage	22,026	8	18,704	100	21,835	17	12,683	131
Real estate construction	529	-	503	-	480	4	205	-
Total commercial	22,555	8	19,561	100	22,407	21	13,239	131
Consumer:
Real estate 1-4 family first mortgage	177,942	2,654	88,603	1,389	154,633	6,296	72,609	3,049
Real estate 1-4 family junior lien mortgage	114,371	1,424	68,120	859	101,680	3,715	63,741	2,316

Total consumer	292,313	4,078	156,723	2,248	256,313	10,011	136,350	5,365

Total impaired loans	$314,868	4,086	176,284	2,348	278,720	10,032	149,589	5,496

Interest income:
Cash basis of accounting		$231		1,504		757		1,758
Other (1)		3,855		844		9,275		3,738

Total interest income		$ 4,086		2,348		10,032		5,496

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TDRS When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR. The following table summarizes how our loans were modified as TDRs in the current period, including the financial effects of the modification. The reported balances represent TDRs outstanding at the end of the period.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Interest rate concession (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction

Quarter ended September 30, 2011

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	156	156	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	156	156	-	-	-

Consumer:
Real estate 1-4 family first mortgage	6,292	15,112	7,372	28,776	1,368	3.70	18,947
Real estate 1-4 family junior lien mortgage	899	9,401	3,143	13,443	82	5.72	9,853

Total consumer	7,191	24,513	10,515	42,219	1,450	4.39	28,800

Total	$7,191	24,513	10,671	42,375	1,450	4.39%	$28,800

Nine months ended September 30, 2011

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	158	158	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	158	158	-	-	-

Consumer:
Real estate 1-4 family first mortgage	14,082	45,490	24,574	84,146	4,094	3.68	55,590
Real estate 1-4 family junior lien mortgage	4,011	41,692	9,343	55,046	900	5.75	44,883

Total consumer	18,093	87,182	33,917	139,192	4,994	4.60	100,473

Total	$18,093	87,182	34,075	139,350	4,994	4.60%	$100,473

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest. rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $1.4 million during the quarter and $4.2 million for the year-to-date period.

The table below summarizes TDRs that have defaulted in the current period within 12 months of their modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended Sept. 30,	Nine months ended Sept. 30,
(in thousands)	2011	2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	2,426	2,426
Real estate construction	-	-

Total commercial	2,426	2,426

Consumer:
Real estate 1-4 family first mortgage	5,405	11,064
Real estate 1-4 family junior lien mortgage	3,643	5,737

Total consumer	9,048	16,801

Total	$11,474	19,227

The two previous tables present information for permanent modifications classified as TDRs. We require some borrowers experiencing financial difficulty to make trial payments for three to four months, according to terms of a planned permanent modification, to determine if they can perform according to those terms. These trial payment period arrangements are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. While loans are in trial payment programs their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. At September 30, 2011, loans with a recorded investment of $24.6 million were in trial payment programs, of which $14.6 million were accruing loans and $10.0 million were nonaccruing loans. No concession is granted during the trial payment period other than an insignificant delay in payments due under the original terms. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified and classified as TDRs at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

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

At September 30, 2011, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.72 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.35%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.72 years, weighted average receive rate of 0.35% and weighted average pay rate of 5.72% at September 30, 2011. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments were:

	September 30, 2011			December 31, 2010
	Notional or	Fair value		Notional or	Fair value
(in thousands)	contractual amount	Asset derivatives	Liability derivatives	contractual amount	Asset derivatives	Liability derivatives
Interest rate swaps	$8,200,000	290,612	219,522	8,200,000	422,597	316,327
Netting (1)		(289,594)	(219,522)		(421,584)	(316,327)
Total		$1,018	-		1,013	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

At September 30, 2011, our position in interest rate swaps was recorded as a net asset amount of $1.0 million on our consolidated balance sheet at fair value. The net amount was comprised of an asset of $290.6 million, a liability of $219.5 million, and a payable for cash deposited as collateral by counterparties of $70.1 million.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in the third quarter were $11 thousand compared with $749 thousand in the same period of 2010. Gains in the first nine months of 2011 and 2010 were $264 thousand and $2.4 million, respectively.

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

Items Measured at Fair Value on a Recurring Basis The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at September 30, 2011
Assets
Interest rate swaps	$-	290,612	-	(289,594)	1,018

Total assets at fair value	$-	290,612	-	(289,594)	1,018
Liabilities
Interest rate swaps	$-	219,522	-	(219,522)	-

Total liabilities at fair value	$-	219,522	-	(219,522)	-

Balance at December 31, 2010
Assets
Interest rate swaps	$-	422,597	-	(421,584)	1,013

Total assets at fair value	$-	422,597	-	(421,584)	1,013

Liabilities
Interest rate swaps	$-	316,327	-	(316,327)	-
Total liabilities at fair value	$-	316,327	-	(316,327)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of September 30, 2011, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Disclosures about Fair Value of Financial Instruments Information about the fair value of on-balance sheet financial instruments at September 30, 2011 and December 31, 2010 is presented below.

	September 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets
Cash and cash equivalents	$1,121,763	1,121,763	2,774,299	2,774,299
Loans, net of unearned income and allowance for loan losses (1)	12,469,118	13,592,473	15,103,604	16,354,121
Interest rate swaps (2)	1,018	1,018	1,013	1,013
Accounts receivable - affiliates, net	-	-	218,394	218,394
Other financial assets	29,884	29,884	77,131	77,131

Financial liabilities
Accounts payable - affiliates, net	26,737	26,737	-	-
Other financial liabilities	17,595	17,595	19,389	19,389

(1)	Unearned income and deferred fees were $636.3 million and $785.2 million at September 30, 2011 and December 31, 2010, respectively. Allowance for loan losses was $292.7 million at September 30, 2011 and $403.0 million at December 31, 2010.

(2)	Interest rate swaps are reported net of payable for cash deposited as collateral by counterparties of $70.1 million and $105.3 million at September 30, 2011 and December 31, 2010, respectively, pursuant to the accounting requirements for net presentation. See Note 3 for additional information on derivatives.

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

	September 30, 2011 and December 31, 2010
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

As part of its investment activities, Wachovia Funding obtains loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements). As of September 30, 2011 and December 31, 2010, substantially all of our loans are in the form of loan participation interests. Although we may purchase loans from third parties, we have historically purchased loan participation interests from the Bank in loans it originated or purchased. In the first nine months of 2011, we did not purchase loan participation interests from the Bank.

In addition, we sell loan participations to the Bank that are in the foreclosure process or determined to be unsecured. We sold to the Bank $16.8 million and $69.9 million of loan participations in third quarter 2011 and 2010, respectively. We sold $68.7 million and $109.6 million of loan participations during the first nine months of 2011 and 2010, respectively. In third quarter 2011 we did not have a gain or loss on loan sales to affiliate compared with $18.0 million gain in the same period last year. Loss on loan sales to affiliate was $128 thousand in the first nine months of 2011 and a gain of $17.7 million in the first nine months of 2010.

The Bank services our loans on our behalf, which includes delegating servicing to third parties in the case of a portion of our residential mortgage products. We pay the Bank a percentage per annum fee for this service on commercial loans and on home equity loan products. For servicing fees related to residential mortgage products the monthly fee is equal to the outstanding principal of each loan multiplied by a percentage per annum or a flat fee per month. Included in loan servicing costs are fees paid to affiliates of $11.6 million and $14.3 million in third quarter 2011 and 2010, respectively. Loan servicing costs paid to affiliates was $36.7 million in the first nine months of 2011, and $44.8 million in the first nine months of 2010.

Management fees represent reimbursements for general overhead expenses paid on our behalf. Management fees were calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue. These expenses amounted to $1.6 million and

$1.2 million in third quarter 2011 and 2010, respectively. Management fees were $4.8 million in the first nine months of 2011 and $3.4 million in the first nine months of 2010. The increase in management fees was caused by inclusion of various technology system and support expenses in the expense base subject to allocation starting in 2011.

Eurodollar deposits with the Bank are our primary cash management vehicle. At September 30, 2011 and December 31, 2010, Eurodollar deposit investments due from the Bank included in cash and cash equivalents were $1.1 billion and $2.8 billion, respectively. Interest income earned on Eurodollar deposit investments included in interest income was $97 thousand and $301 thousand in third quarter 2011 and 2010, respectively. Eurodollar deposit investments included in interest income was $479 thousand in the first nine months of 2011 and $952 thousand in the first nine months of 2010.

Wachovia Funding has a swap servicing and fee agreement with the Bank whereby the Bank provides operational, back office, book entry, record keeping and valuation services related to our interest rate swaps. In consideration of these services, we pay the Bank 0.015% multiplied by the net amount actually paid under the interest rate swaps on the swaps’ payment date. Amounts paid under this agreement were $3 thousand in both third quarter 2011 and 2010, and $8 thousand in both the first nine months of 2011 and 2010, and were included in loan servicing costs.

The Bank acts as our collateral custodian in connection with collateral pledged to us related to our interest rate swaps. For this service, we pay the Bank a fee equal to the sum of 0.05% multiplied by the fair value of noncash collateral and 0.05% multiplied by the amount of cash collateral. Amounts paid under this agreement were $9 thousand and $18 thousand in third quarter 2011 and 2010, respectively. Amounts paid under this agreement were $35 thousand in the first nine months of 2011 and $61 thousand in the first nine months of 2010. In addition, the Bank is permitted to rehypothecate and use as its own the collateral held by the Bank as our custodian. The Bank pays us a fee equal to the sum of 0.05% multiplied by the fair value of the noncash collateral it holds as custodian and the amount of cash collateral held multiplied by a market rate of interest. The collateral agreement with the counterparty allows us to repledge the collateral free of any right of redemption or other right of the counterparty in such collateral without any obligation on our part to maintain possession or control of equivalent collateral. Pursuant to the rehypothecation agreement, we had invested $70.1 million and $105.3 million of cash collateral in interest-bearing investments with the Bank or other Wells Fargo subsidiaries at September 30, 2011 and December 31, 2010, respectively. We did not receive any income amounts under this agreement in the third quarter or first nine months of 2011 or the third quarter or first nine months of 2010.

The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position. In consideration, we pay the Bank a monthly fee in arrears equal to 0.03% multiplied by the absolute value of the net notional amount of the interest rate swaps. No amount was paid under this agreement in the first nine months of 2011 and 2010.

Wachovia Funding has a line of credit with the Bank. Under the terms of that facility, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At September 30, 2011 and December 31, 2010, we had no outstandings under this facility.

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

Item 6.     Exhibits

(a)     Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wells Fargo & Company Supplementary Consolidating Financial Information.

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from Wachovia Funding’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements, tagged as blocks of text.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)