Form 10-K
period 2011-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2012-03-21
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2011

Commission file number 1-31557

Wachovia Preferred Funding Corp.

(Exact name of registrant as specified in its charter)

Delaware	56-1986430
(State of incorporation)	(I.R.S. Employer Identification No.)

90 South 7th Street, 13th Floor

Minneapolis, Minnesota 55402

(Address of principal executive offices)

(Zip Code)

(855) 825-1437

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
7.25% Non-cumulative Exchangeable Perpetual Series A	New York Stock Exchange, Inc.
Preferred Securities	(the “NYSE”)

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2011, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of February 29, 2012, there were 99,999,900 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2012.	Part III-Items 10, 11, 12, 13 and 14.

Item 15.1 of Wells Fargo & Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (excluding the list of exhibits incorporated therein by reference).

FORM 10-K

CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2011 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part IV, Item 15 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Part I

Item 1.    Business.

General

Wachovia Preferred Funding Corp. (Wachovia Funding) is a Delaware corporation and as of December 31, 2011, is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company, a Delaware corporation (Wells Fargo) and Wells Fargo Bank, National Association (the Bank).

One of our subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), is a Delaware corporation and operates as a real estate investment trust (a REIT).

Our other subsidiary, Wachovia Preferred Realty, LLC (WPR), is a Delaware limited liability company. Under the REIT Modernization Act, a REIT is permitted to own “taxable REIT subsidiaries” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. Our majority ownership of WPR provides us with additional flexibility by allowing us to hold assets that earn non-qualifying REIT income while maintaining our REIT status.

Our legal and organizational structure as of December 31, 2011 is:

Our principal business objective is to acquire, hold and manage domestic mortgage assets and other authorized investments that will generate net income for distribution to our shareholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of December 31, 2011, substantially all of our interests in mortgage and other assets have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates and mortgage assets or other assets from unaffiliated third parties.

The loans in our portfolio are serviced by the Bank or its affiliates. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended (the Code) requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We currently make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our Independent Directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2011, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT.

Separately, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940 (the Investment Company Act). Therefore, we do not intend to:

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

Commercial and Industrial and Commercial Real Estate Loans

We own participation interests in commercial and industrial loans which are predominantly unsecured and the remainder of which are secured by personal property, and commercial real estate (CRE) consisting of both real estate mortgage and real estate construction loans secured by real property. Unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon default. Commercial and industrial and commercial real estate loans also may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity.

Home Equity Loans

We own participation interests in home equity loans secured by a junior lien mortgage which primarily is on the borrower’s residence. These loans typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, junior liens are repaid on an amortization basis. Substantially all of our home equity loan participations bear interest at fixed rates.

Residential Mortgage Loans

We have acquired both conforming and non-conforming residential mortgage loans from the Bank. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA). Non-conforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. A majority of the non-conforming residential mortgage loans acquired by us to date are non-conforming because they have original principal balances which exceeded the program requirements, the original terms are shorter than the minimum requirements at the time of origination, the original balances are less than the minimum program requirements, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on 1-4 family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, 2-4 family dwelling units and townhouses.

Our portfolio of residential mortgage loans currently consists of both adjustable and fixed rate mortgage loans.

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

In 2011, our board of directors declared special capital distributions in the amount of $4.5 billion payable to holders of our common stock. This distribution reduced relatively high levels of cash on Wachovia Funding’s balance sheet, resulting from loan pay-downs, in order to maintain Qualifying Assets greater than 80% of total assets. See also “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

In the past, we have purchased or accepted as capital contributions loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate-secured loans from the Bank or its affiliates. We may use any proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio to acquire additional loans. Although we are not precluded from purchasing additional types of loans, loan participation interests or other assets, we anticipate that participation interests in additional loans acquired by us will be of the types described earlier under the heading “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy”.

We may from time to time acquire a limited amount of other authorized investments. Although we currently do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2011, we did not hold any mortgage-backed securities.

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

Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. It is our intention that any agreements and transactions between us on the one hand, and the Bank or its affiliates on the other hand, including, without limitation, any loan participation agreements, be fair to all parties and consistent with market terms for such types of transactions. The requirement in our certificate of incorporation that certain of our actions be approved by a majority of our Independent Directors also is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will not differ from terms that could have been obtained from unaffiliated third parties.

Servicing

The loans currently in our portfolio are serviced by the Bank or its affiliates pursuant to the terms of participation and servicing agreements between the Bank or its affiliates and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties that are not affiliated with us or the Bank or its affiliates.

We pay the Bank a monthly loan servicing fee for its services under the terms of the loan participation and servicing agreements. See Note 8 (Transactions with Related Parties) to Financial Statements in this Report for more details.

The participation and servicing agreements currently in place require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and servicing agreements, including any payment to its affiliates or third parties for servicing the loans.

In accordance with the terms of the servicing agreements currently in place, we have the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we will generally sell the loans back to the Bank, although we may direct the Bank to pursue the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property.

We currently anticipate that the Bank or its affiliates will continue to act as servicer of any additional loans that we acquire through purchase or participation interests from the Bank or its affiliates. We anticipate that any such servicing arrangement that we enter into in the future with the Bank or its affiliates will contain fees and other terms that most likely will differ from, but be substantially equivalent to, those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire additional loans or participation interests from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank or its affiliates. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to hold interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, savings banks, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

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

As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” for more detailed descriptions of the requirements of the Code applicable to us and the requirements we have to follow in order not to be subject to regulation under the Investment Company Act.

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

In an exchange, holders of our Series A preferred securities would receive one depositary share representing a one-sixth interest in one share of Wells Fargo Series G, Class A preferred stock for each of our Series A preferred securities. The Wells Fargo Series G, Class A preferred stock will be non-cumulative, perpetual, non-voting preferred stock of Wells Fargo ranking equally upon issuance with the most senior preferred stock of Wells Fargo then outstanding. If such an exchange occurs, holders of our Series A preferred securities would own an investment in Wells Fargo and not in us at a time when the Bank’s and, ultimately, Wells Fargo’s financial condition is deteriorating or the Bank may have been placed into conservatorship or receivership. At December 31, 2011, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

Except upon the occurrence of Special Events (as defined in Note 6 (Common and Preferred Stock) to Financial Statements in this Report), the Series A preferred securities are not redeemable prior to December 31, 2022. On or after such date, we may redeem these securities for cash, in whole or in part, with the prior approval of the OCC, at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption. See Note 6 (Common and Preferred Stock) to Financial Statements in this Report for a more detailed description of reasons for exchange or early redemption of preferred shares.

We continue to evaluate the potential impact on liquidity and capital management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as they move closer to the final rule-making process.

For more information concerning Wells Fargo and the Bank, please see Part IV, Item 15 of Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference), and the audited supplementary consolidating financial information filed herewith as Exhibit (99).

Employees

We have two executive officers and eight additional non-executive officers. Our current executive officers are also executive officers of Wells Fargo. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. All of our officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, as of December 31, 2011, 108 employees of Wells Fargo or its affiliates, including certain of the non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 90 South 7th Street, 13th Floor, Minneapolis, Minnesota 55402 (telephone number (855) 825-1437).

Available Information

Wachovia Funding does not maintain its own website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible on the SEC’s website, www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings/preferred-funding.

Item 1A. Risk Factors.

Information in response to this item can be found in the “Risk Factors” section of Part II, Item 7 in this Report which information is incorporated by reference into this item.

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

Item 3.    Legal Proceedings.

Information in response to this item can be found in Part IV, Item 15 of this Report in Note 3 Commitments, Guarantees and Other Matters which information is incorporated by reference into this item.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Wachovia Funding common stock, Series B, Series C and Series D preferred stock are owned by Wells Fargo and affiliated entities or employees of Wells Fargo. They are not listed on any securities exchange.

In December 2002 and June 2003, Wachovia Preferred Holding sold 18,000,000 shares and 12,000,000 shares, respectively, of our Series A preferred securities in registered public offerings. Wachovia Funding did not receive any of the proceeds from these offerings. Wachovia Funding’s Series A preferred securities have been listed on the NYSE since January 10, 2003.

Dividends

For the year ended December 31, 2011, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share on its Series A preferred securities, (ii) cash dividends of $0.53 per share on its Series B preferred securities, (iii) cash dividends of $25.56 per share on its Series C preferred securities, and (iv) cash dividends of $85.00 per share on its Series D preferred securities. Wachovia Funding also paid dividends of $7.31 per share on its common stock in 2011. In addition, in 2011, we also distributed $4.5 billion to holders of our common stock as a return of capital. Please see “—Item 1. Business–Dividend Policy” for a description of our policies regarding dividends and for information regarding actions taken by our board of directors in 2011.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See “Executive Compensation” in our definitive proxy statement to be filed no later than April 29, 2012, for more information.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.    Selected Consolidated Financial Data.

As reflected on the following page, selected consolidated financial data for the six years ended December 31, 2011, is derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Report, and the audited supplementary consolidating financial information filed herewith as Exhibit (99).

	Year ended December 31,

(in thousands, except per share data)	2011		2010	2009	2008	2007	2006

Income statement data
Net interest income		$991,065	1,172,132	1,161,542	1,166,033	1,199,298	1,157,209
Noninterest income		1,520	20,862	5,250	22,502	8,682	(2,846)

Revenue		992,585	1,192,994	1,166,792	1,188,535	1,207,980	1,154,363
Provision for credit losses		131,251	354,025	217,573	321,605	21,162	(9,251)
Noninterest expense		65,498	68,635	79,974	86,493	102,947	104,039
Net income		795,613	769,416	867,650	767,276	1,067,033	1,046,154
Diluted earnings per common share		6.12	5.84	7.07	4.74	6.80	6.71
Dividends declared per common share (1)		7.31	7.97	9.00	6.95	6.67	6.35

Balance sheet data	$
Cash and cash equivalents		1,186,165	2,774,299	2,092,523	1,358,129	1,394,729	1,382,021
Loans, net of unearned income		12,543,776	15,506,564	16,401,604	17,481,505	16,606,273	16,795,417
Allowance for loan losses		(313,762)	(402,960)	(337,431)	(269,343)	(93,095)	(81,350)
Total assets		13,534,395	18,178,117	18,410,128	18,836,915	18,233,647	18,427,969
Total liabilities		31,952	56,244	74,805	250,887	389,905	596,777
Total stockholders’ equity		13,502,443	18,121,873	18,335,323	18,586,028	17,843,742	17,831,192

(1)	In 2011, we also distributed $4.5 billion to holders of our common stock as a return of capital.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review

Summary Financial Data

(in thousands, except per share data)	2011	2010	% Change

For the year
Net income	$795,613	769,416	3%
Net income available to common stockholders	611,570	583,550	5
Diluted earnings per common share	6.12	5.84	5
Profitability ratios
Return on average assets	5.38%	4.18	29
Return on average stockholders’ equity	5.41	4.19	29
Average stockholders’ equity to assets	99.42	99.70	-
Dividend payout ratio	115.01	127.74	(10)
Total revenue	$992,585	1,192,994	(17)
Average loans	13,587,767	15,830,856	(14)
Average assets	14,790,039	18,401,911	(20)
Net interest margin	6.65%	6.39	4
Net loan charge-offs	$214,718	284,904	(25)
As a percentage of average total loans	1.58%	1.80	(12)
At year end
Loans, net of unearned income	$12,543,776	15,506,564	(19)
Allowance for loan losses	313,762	402,960	(22)
As a percentage of total loans	2.50%	2.60	(4)
Assets	$13,534,395	18,178,117	(26)
Total stockholders’ equity	13,502,443	18,121,873	(25)
Total nonaccrual loans and foreclosed assets	356,019	372,717	(4)
As a percentage of total loans	2.84%	2.40	18
Loans 90 days or more past due and still accruing (1) (2)	$38,096	36,965	3

(1)	Revised to correct previously reported amount.
(2)	The carrying value of purchased credit-impaired (PCI) loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with selected consolidated financial data set forth in Part II, Item 6 and our audited consolidated financial statements and related notes included in Part IV, Item 15 of this Report.

OVERVIEW

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of December 31, 2011, we had $13.5 billion in assets, which included $12.5 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At December 31, 2011, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

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

Financial Performance

Our 2011 results were strong despite a decline in total assets during the year, with improved credit quality. Our 2011 net income was $795.6 million, up 3% from 2010, and diluted earnings per common share were $6.12, up 5% from a year ago. Our net income growth from 2010 was primarily driven by a lower provision for credit losses and lower noninterest expense, which more than offset lower interest and noninterest income.

Loans

Total loans, which include loans and loan participation interests, were $12.5 billion at December 31, 2011, down from $15.5 billion at December 31, 2010. Loans represented approximately 93% and 85% of assets at December 31, 2011 and December 31, 2010, respectively. During 2011, we accumulated high levels of cash on our balance sheet as a result of higher than expected loan pay-down rates and a temporary suspension in the level of reinvestments in loan participations. In order to maintain real estate assets greater than 80% of total assets to continue to qualify for the exemption from registration under the Investment Company Act, our board of directors declared a special capital distribution to holders of our common stock which reduced our excess cash balances. This temporary suspension in the level of reinvestment of pay-downs and distribution of excess cash was the primary contributor to the overall year over year decline in total loans. In fourth quarter 2011, we resumed reinvesting loan pay-downs in loan participations by purchasing $648.8 million of consumer loans from the Bank, which were our total purchases for 2011. We continued reinvesting loan pay-downs in first quarter 2012 through purchase of $943.5 million of consumer loans from the Bank. In 2010, we purchased $3.2 billion of consumer loans from the Bank. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock.

Certain loans acquired by Wells Fargo in the Wachovia acquisition completed on December 31, 2008, including loans held by Wachovia Funding, had evidence of credit deterioration since origination and it was probable that we would not collect all contractual principal and interest. These purchased credit-impaired (PCI) loans were recorded at fair value with no carryover of the related allowance for loan losses. PCI loans were less than 1 percent of total loans at both December 31, 2011 and 2010.

Nonaccrual loans at December 31, 2011 were $349.1 million, down from $366.8 million at December 31, 2010. The decrease in nonaccrual loans from December 31, 2010 largely reflected a decrease in loan portfolios and loans entering nonaccrual status as well as increasing levels of nonaccrual loan resolutions.

We believe it is important to maintain a well controlled operating environment and manage risks inherent in our business. We manage our credit risk by setting what we believe are sound credit policies for acquired loans, while monitoring and reviewing the performance of our loan portfolio.

Capital Distributions

Distributions made to holders of our preferred securities totaled $184.0 million in 2011, which included $54.4 million in dividends paid on our Series A preferred securities held by non-affiliated investors. Distributions on preferred stock were $185.9 million in 2010, which included $54.4 million in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $5.2 billion in 2011, which included $731.0 million in dividends and $4.5 billion of special capital distributions.

Earnings Performance

Net income available to common stockholders

For 2011, net income available to common stockholders was $611.6 million compared with $583.6 million in 2010 and $707.0 million in 2009. The increase from 2010 was primarily attributable to lower provision for credit losses, partially offset by a decline in interest income and lower noninterest income.

Interest Income

Interest income is the interest earned on loans and other interest-earning assets. The average yield is total interest income as a percentage of average interest-earning assets. Interest income and average yield are significantly influenced by the mix and overall size of our earning asset portfolio. In addition, some sources of interest income, such as the accretion of discounts on purchased loans, varied from period to period based on loan pay-down and pay-off activity. In 2011 and 2010, interest income included $201.9 million and $234.2 million, respectively of discount accretion. Interest income was $991.1 million in 2011, compared with $1.2 billion in 2010 and $1.2 billion in 2009. The average yield was 6.65% in 2011, up 26 basis points from 6.39% in 2010 and 2010 was up 19 basis points from 6.20% in 2009 on average earning assets of $14.9 billion, $18.4 billion and $18.8 billion for 2011, 2010 and 2009, respectively.

The decline in interest income in 2011 from 2010 was largely due to a decline in the average balance and yields on real estate 1-4 family loans, partially offset by an increase in the average yield on total interest-earning assets. Average real estate 1-4 family loans decreased during 2011 primarily due to continued loan pay-downs, charge-offs, and loan sales outpacing new loan purchases. However, on average the real estate 1-4 family loans represented a higher percentage of the mix of earning assets in 2011 than in 2010, which increased the overall yield of earning assets for 2011.

The increase in interest income in 2010 from 2009 was due primarily to a higher average yield on total interest-earning assets, partially offset by lower average interest-earning assets. The average yield on total interest-earning assets was 6.39% in 2010 compared with 6.20% in 2009. The overall increase in the average yield on interest-earning assets was primarily attributable to an increase in the accretion of discounts on purchased real estate 1-4 loans, partially offset by a lower mix of average commercial and real estate 1-4 family loans to total average interest-earning assets. In 2010 and 2009, interest income included $234.2 million and $124.0 million, respectively of discount accretion. The increase in discount accretion was primarily driven by (i) an acceleration of accretion due to loan pay-downs or loan pay-offs attributable to loan refinancing activity and (ii) an increase in amount of accretable discount in 2010 resulting from consumer loan purchases.

Table 1 presents the components of earning assets and related average yield to provide a more meaningful analysis of year-over-year changes that influenced interest income. We allocate the changes in interest income to changes in either average balances or average interest rates. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion of the percentage changes in average volume and average interest rate. The dollar amount of change in interest income related to our interest-earning assets for the years ended December 31, 2011 and 2010 is presented in Table 2.

Table 1: Interest Income

	Year ended December 31,

	2011			2010

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,466,423	34,114	2.33%	$1,787,851	44,582	2.49%
Real estate 1-4 family loans	12,121,344	956,292	7.89	14,043,005	1,126,280	8.02
Interest-bearing deposits in banks and other interest-earning assets	1,315,025	666	0.05	2,522,215	1,279	0.05

Total interest-earning assets	$14,902,792	991,072	6.65%	$18,353,071	1,172,141	6.39%

(1)	2011 and 2010 include taxable-equivalent adjustments.

	Year ended December 31,

	2009			2008

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans	$2,204,638	56,113	2.55%	$2,848,256	130,127	4.57%
Real estate 1-4 family loans	14,905,900	1,104,451	7.41	13,498,319	1,011,162	7.49
Interest-bearing deposits in banks and other interest-earning assets	1,641,713	1,358	0.08	1,592,639	30,892	1.94

Total interest-earning assets	$18,752,251	1,161,922	6.20%	$17,939,214	1,172,181	6.53%

	Year ended December 31,

			2007

(in thousands)	Average balance	Interest income	Yields

Commercial loans	$3,388,175	230,393	6.80%
Real estate 1-4 family loans	13,329,594	919,012	6.89
Interest-bearing deposits in banks and other interest-earning assets	1,531,125	78,511	5.13

Total interest-earning assets	$18,248,894	1,227,916	6.73%

Table 2: Analysis of Changes in Interest Income

	Year ended December 31,

	2011 over 2010			2010 over 2009

	Interest income	Variance attributable to		Interest income	Variance attributable to

(in thousands)	variance	Rate	Volume	variance	Rate	Volume

Commercial loans	$(10,468)	(2,722)	(7,746)	(11,531)	(1,030)	(10,501)
Real estate 1-4 family loans	(169,988)	(17,124)	(152,864)	21,829	88,400	(66,571)
Interest-bearing deposits in banks and other interest-earning assets	(613)	(1)	(612)	(79)	(666)	587

Total interest-earning assets	$(181,069)	(19,847)	(161,222)	10,219	86,704	(76,485)

Interest Expense

Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries WREIC and WPR have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Based on sufficient levels of cash and cash equivalents, we did not borrow on our line of credit in 2011 or 2010; accordingly, we did not incur interest expense during these periods. Interest expense was $380 thousand in 2009.

Provision for Credit Losses

Provision for credit losses was $131.3 million in 2011, compared with $354.0 million for 2010 and $217.6 million in

2009. Primary drivers of the 2011 provision reduction were decreased net charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower delinquent loan levels. As a result, 2011 experienced an allowance release while 2010 and 2009 included an allowance build. Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for further information on the allowance for loan losses.

Noninterest Income

Noninterest income was $1.5 million in 2011, $20.9 million in 2010 and $5.3 million in 2009 and primarily consists of gains (losses) on loans sales to affiliates and gains on interest rate swaps. We recognized a loss of $128 thousand and a gain of $17.7 million on loan sales to affiliates in 2011 and 2010, respectively. In 2010, the gain on sale was primarily attributable to a commercial loan participation sold to the Bank. Interest rate swaps gains were $302 thousand in 2011, $2.5 million in 2010 and $4.1 million in 2009. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The lower gains in 2011 compared with 2010 and 2009 is primarily attributable to a lower magnitude of interest rate decreases coupled with a shorter interest rate swap duration. The interest rate swaps terminate in June 2012. Included in gain on interest rate swaps was expense associated with derivative cash collateral received of $92 thousand, $275 thousand and $360 thousand in 2011, 2010 and 2009, respectively.

Noninterest Expense

Noninterest expense was $65.5 million in 2011, compared with $68.6 million in 2010 and $80.0 million in 2009. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees and other expenses.

Loan servicing costs were $47.8 million, $59.1 million and $66.0 million in 2011, 2010 and 2009, respectively. The decrease in these costs each year reflected a decrease in the commercial and consumer loan portfolios and were also driven by the size and mix of our loan portfolio.

Management fees were $6.4 million in 2011, compared with $4.6 million in 2010 and $10.2 million in 2009. The increase in management fees in 2011 compared with 2010 related to inclusion of certain technology system and support expenses in the expense base subject to allocation starting in 2011.

Foreclosed assets expense was $8.3 million in 2011, $3.4 million in 2010 and $2.8 million in 2009. These increases in foreclosure-related costs were mainly attributable to an increase in the volume of loans going into foreclosure.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $223 thousand, $918 thousand and $1.6 million in 2011, 2010 and 2009, respectively. WPR holds our interest rate swaps as well as certain cash investments.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.5 billion at December 31, 2011, compared with $18.2 billion at December 31, 2010. The decrease in total assets was primarily attributable to a $1.6 billion decrease in cash and cash equivalents and a $3.0 billion decrease in loans, net of unearned income. The corresponding decrease was primarily a $4.5 billion reduction in additional paid-in capital, reflecting the special capital distributions paid to common shareholders in 2011. Loans, net of unearned income were 93% of total assets at December 31, 2011, compared with 85% at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents decreased $1.6 billion to $1.2 billion at December 31, 2011, compared with $2.8 billion at December 31, 2010. The decrease in 2011 was attributable to the special capital distributions paid to common shareholders and a loan purchase, partially offset by loan pay-downs and pay-offs and cash provided by operating activities.

Loans

Loans, net of unearned income decreased $3.0 billion to $12.5 billion at December 31, 2011, compared with $15.5 billion at December 31, 2010, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio, partially offset by a loan purchase. In 2011 and 2010, we purchased consumer loans from the Bank at an estimated fair value of $648.8 million and $3.2 billion, respectively. At December 31, 2011 and December 31, 2010, consumer loans represented 89% and 90% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $89.2 million to $313.8 million at December 31, 2011, from $403.0 million at December 31, 2010. This allowance decrease was primarily due to improvement in consumer delinquency levels and declining balances in the loan portfolio.

At December 31, 2011, the allowance for loan losses included $290.8 million for consumer loans and $23.0 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps are carried at fair value, which resulted in a net asset position of $1.0 million at both December 31, 2011 and 2010. They terminate in June 2012.

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

Credit Risk Management

Table 3: Total Loans Outstanding by Portfolio

Segment and Class of Financing Receivable

(in thousands)	Dec. 31, 2011	Dec. 31, 2010

Commercial:
Commercial and industrial	$287,174	209,818
Real estate mortgage	1,015,087	1,267,350
Real estate construction	45,887	76,033

Total commercial	1,348,148	1,553,201

Consumer:
Real estate 1-4 family first mortgage	7,945,746	9,886,833
Real estate 1-4 family junior lien mortgage	3,249,882	4,066,530

Total consumer	11,195,628	13,953,363

Total loans	$12,543,776	15,506,564

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

A key to our credit risk management is adhering to a well controlled underwriting process, which we believe is appropriate for the needs of our customers as well as investors who purchase the loans or securities collateralized by the loans. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.

We continue to modify real estate 1–4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial periods of three to four months, and after successful completion and compliance with terms during this period, the loan is considered to be modified. During both the trial payment period and/or permanent modification period, the loan is accounted for as a troubled debt restructured (TDR) loan. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for discussion on how we determine the allowance attributable to our modified residential real estate portfolios.

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

The Bank and/or other Wells Fargo affiliates act as servicer to our loan portfolio, including our consumer real estate loans. The Board of Governors of the Federal Reserve

System Bank (FRB) and the Office of the Comptroller of the Currency (OCC) made public April 13, 2011, consent orders that require Wells Fargo and the Bank to correct deficiencies in residential mortgage loan servicing and foreclosure practices that were identified by the FRB and OCC in their review of foreclosure practices at large mortgage servicers conducted in fourth quarter 2010. Wells Fargo and the Bank have been working with regulators for an extended period on servicing improvements and have already instituted enhancements that will result from the expanded servicing responsibilities outlined in the consent orders. Penalties have been assessed against Wells Fargo and the Bank pursuant to these consent orders and will be settled as part of the settlement in principle announced on February 9, 2012 described below. These consent orders and related penalties will not have an adverse effect on our financial condition or loan portfolio.

On February 9, 2012, a federal/state settlement in principle was announced among various federal regulatory agencies and departments, a task force of Attorneys General representing 49 states, Wells Fargo and the Bank, and four other servicers related to investigations of mortgage industry servicing and foreclosure practices. Under the settlement in principle and other related settlements and consent order, the terms of which do not become final until approval of the settlement agreement by the U.S. District Court, Wells Fargo and the Bank have agreed to programmatic commitments that will provide, among other things, greater principal forgiveness and other forms of relief to eligible troubled borrowers and will allow interest rate refinancing reductions for borrowers with limited or negative equity but who otherwise are in good standing as to their payment history. We hold some loans that are subject to these programmatic commitments. The financial impact of the settlement in principle to Wachovia Funding is not expected to be material because any related costs are already appropriately covered in our allowance for credit losses and in the nonaccretable difference relating to purchased credit-impaired loans or we believe the prospective interest income impact of a rate reduction will not be material for loans eligible for the rate refinancing program. In addition, our loan participation and servicing agreements with the Bank include covenants by the Bank to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys’ fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions, and servicing arising under or with respect to any of the loan participations in our portfolio.

The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 4: Loan Portfolio by Geography

	December 31, 2011

(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans

Florida	$332,002	989,417	456,049	1,777,468	14%
New Jersey	234,321	804,048	671,285	1,709,654	14
Pennsylvania	101,895	970,241	537,651	1,609,787	13
North Carolina	227,267	795,916	260,606	1,283,789	10
Virginia	210,310	579,096	333,969	1,123,375	9
All other states	242,353	3,807,028	990,322	5,039,703	40

Total loans	$1,348,148	7,945,746	3,249,882	12,543,776	100%

The following table is a summary of our commercial and industrial loans by industry.

Table 5: Commercial and Industrial Loans by Industry

	December 31, 2011

(in thousands)	Total	% of total loans

Finance and insurance	$170,251	59%
Other services (except public administration)	41,898	15
Real estate-other (1)	31,389	11
Manufacturing	23,544	8
Wholesale trade	6,045	2
Healthcare and social assistance	5,945	2
Construction	2,802	1
Agriculture, forestry, fishing and hunting	1,514	1
Other	3,786	1

Total loans	$287,174	100%

(1)  Includes lessors, building operators and real estate agents.

The following table is a summary of CRE loans by state and property type.

Table 6: CRE Loans by State and Property Type

	December 31, 2011

(in thousands)	Real estate mortgage	Real estate construction	Total	% of total loans

By state:
Florida	$282,794	21,300	304,094	29%
North Carolina	213,736	7,653	221,389	21
New Jersey	181,117	2,149	183,266	17
Pennsylvania	80,325	2,758	83,083	8
South Carolina	59,257	408	59,665	6
All other states	197,858	11,619	209,477	19

Total loans	$1,015,087	45,887	1,060,974	100%

By property:
Office buildings	$260,538	15	260,553	25%
Industrial/warehouse	199,717	1,119	200,836	19
Retail (excluding shopping center)	161,735	2,297	164,032	15
Shopping center	115,081	-	115,081	11
Hotel/motel	86,624	212	86,836	8
Real estate - other	76,415	6,868	83,283	8
Apartments	51,079	9,396	60,475	6
Institutional	47,806	-	47,806	4
Land (excluding 1-4 family)	9,600	21,624	31,224	3
Other	6,492	4,356	10,848	1

Total loans	$1,015,087	45,887	1,060,974	100%

The following table is a summary of real estate 1-4 family mortgage loans by state and combined loan-to-value (CLTV) ratio.

Table 7: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	December 31, 2011

(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)

Pennsylvania	$1,507,892	66%
New Jersey	1,475,333	71
Florida	1,445,466	91
North Carolina	1,056,522	72
Virginia	913,065	71
All other states	4,797,350	73

Total loans	$11,195,628

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

HOME EQUITY PORTFOLIOS Our home equity portfolio includes real estate 1-4 family junior lien mortgages secured by real estate. The majority of our junior lien loan products are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent a small portion of our junior lien loans.

The following table includes annual data, by geographical area, for our home equity portfolio, which reflected the largest portion of our credit losses in 2011 and 2010.

Table 8: Home Equity Portfolio (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate

	December 31,		December 31,		December 31,

(in thousands)	2011	2010	2011	2010	2011	2010

New Jersey	$668,234	833,984	5.69%	4.73	3.82	3.22
Pennsylvania	534,996	681,232	3.90	3.52	2.19	1.63
Florida	453,952	568,037	5.66	6.72	7.47	9.66
Virginia	332,236	410,781	3.12	3.72	2.53	3.82
North Carolina	257,958	328,089	3.83	3.66	2.82	2.48
Other	985,059	1,220,888	4.86	4.55	3.72	3.97

Total	$3,232,435	4,043,011	4.73	4.56	3.82	4.07

(1)  Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $17,447 at December 31, 2011 and $23,519 at December 31, 2010.

NONACCRUAL LOANS AND FORECLOSED ASSETS We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection; or
•	part of the principal balance has been charged off and no restructuring has occurred.

Table 9 provides the comparative data for nonaccrual loans and foreclosed assets. Foreclosed assets increased to $6.9 million at December 31, 2011 from $5.9 million at December 31, 2010 due to additional loans migrating into foreclosure partially offset by sales to third parties and the Bank in 2011.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	900	901
Real estate mortgage	21,132	25,834	21,799	22,454
Real estate construction	251	263	563	442

Total commercial	21,383	26,097	23,262	23,797

Consumer:
Real estate 1-4 family first mortgage	228,363	212,626	231,414	222,843
Real estate 1-4 family junior lien mortgage	99,347	102,763	108,520	107,812

Total consumer	327,710	315,389	339,934	330,655

Total nonaccrual loans	349,093	341,486	363,196	354,452

Foreclosed assets	6,926	7,418	3,527	8,774

Total nonperforming assets	$356,019	348,904	366,723	363,226

As a percentage of total loans	2.84%	2.73	2.71	2.54

Table 10: Analysis of Changes in Nonaccrual Loans

	Quarter ended

(in thousands)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Commercial nonaccrual loans
Balance, beginning of quarter	$26,097	23,262	23,797	24,311
Inflows	1,469	3,268	888	1,409
Outflows	(6,183)	(433)	(1,423)	(1,923)

Balance, end of quarter	21,383	26,097	23,262	23,797

Consumer nonaccrual loans
Balance, beginning of quarter	315,389	339,934	330,655	342,515
Inflows (1)	109,847	87,055	96,860	102,183
Outflows (1):
Returned to accruing	(51,317)	(67,175)	(32,658)	(61,060)
Foreclosures	(1,946)	(2,233)	(5,984)	(4,072)
Charge-offs	(37,660)	(29,594)	(31,697)	(41,226)
Payment, sales and other	(6,603)	(12,598)	(17,242)	(7,685)

Total outflows	(97,526)	(111,600)	(87,581)	(114,043)

Balance, end of quarter	327,710	315,389	339,934	330,655

Total nonaccrual loans	$349,093	341,486	363,196	354,452

(1)  Amounts for the periods prior to the quarter ended December 31, 2011 have been revised to correct previously reported amounts.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed assets, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Nonaccrual loans decreased to $349.1 million at December 31, 2011, from $366.8 million at December 31, 2010. The decrease was primarily related to consumer real estate 1-4 family mortgage loans, largely reflecting an overall decrease in loans entering nonaccrual status in part due to improvements in delinquency performance.

If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual at year end) had been accrued under the original terms, approximately $26.5 million of interest would have been recorded as income in 2011, compared with $2.5 million recorded as interest income.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

The following table provides information regarding the recorded investment of loans modified in TDRs.

Table 11: Troubled Debt Restructurings (TDRs)

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2011	2011	2011	2011

Commercial TDRs:
Commercial and industrial	$-	-	-	-
Real estate mortgage	2,470	2,582	2,426	2,439
Real estate construction	-	-	-	-

Total commercial TDRs	2,470	2,582	2,426	2,439

Consumer TDRs: (1)
Real estate 1-4 family first mortgage	191,773	179,694	162,459	133,355
Real estate 1-4 family junior lien mortgage	111,463	109,645	103,765	92,213
Trial modifications (2)	21,369	20,373	28,259	27,488

Total consumer TDRs	324,605	309,712	294,483	253,056

Total TDRs	$327,075	312,294	296,909	255,495

TDRs on nonaccrual status	$85,733	87,368	106,155	78,139
TDRs on accrual status	241,342	224,926	190,754	177,356

Total TDRs	$327,075	312,294	296,909	255,495

(1)	Amounts for the periods prior to the quarter ended December 31, 2011 have been revised to report net of purchase discount.
(2)	Based on clarifying guidance from the SEC received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

Table 12: Analysis of Changes in TDRs

	Quarter ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2011	2011	2011	2011

Commercial TDRs:
Balance, beginning of quarter	$2,582	2,426	2,439	2,454
Inflows	-	156	-	2
Outflows	(112)	-	(13)	(17)

Balance, end of quarter	2,470	2,582	2,426	2,439

Consumer TDRs: (1)
Balance, beginning of quarter	309,712	294,483	253,056	220,468
Inflows	27,840	42,219	52,207	44,766
Outflows:
Charge-offs	(6,618)	(5,621)	(3,020)	(3,442)
Foreclosures	-	(36)	(230)	(26)
Payments, sales and other (2)	(7,325)	(13,447)	(8,301)	(11,218)
Net change in trial modifications (3)	996	(7,886)	771	2,508

Total outflows	(12,947)	(26,990)	(10,780)	(12,178)

Balance, end of quarter	324,605	309,712	294,483	253,056

Total TDRs	$327,075	312,294	296,909	255,495

(1)	Amounts for the periods prior to the quarter ended December 31, 2011 have been revised to report net of purchase discount.
(2)	Other outflows include normal amortization/accretion of loan basis adjustments.
(3)	Net change in trial modifications represents inflows of new TDRs entering trial payment period, and outflows of modifications that successfully perform and enter into a permanent modification or do not perform according to the terms of the trial period plan, and as a result are charged-off or moved to foreclosure. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Table 11 provides information regarding the recorded investment of loans modified in TDRs. Table 12 provides an analysis of the changes in TDRs. There were no revisions required for amounts previously reported to reflect the retrospective adoption from the beginning of 2011 for ASU 2011-2, which clarified guidance for classifying modifications as TDRs. This new guidance specifically clarifies, among other things, the definition of a concession, including how to evaluate modified loan terms against terms that would be commensurate for loans with similar credit risk. For our commercial loan modifications, we do not typically modify principal through forgiveness or forbearance or reduce the contractual interest rate. In fact, in many cases, we obtain higher rates of interest, additional collateral or guarantor support, or other improvements to the terms. The allowance for loan losses for TDRs was $104.3 million and $51.9 million at December 31, 2011 and 2010, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.6 million at December 31, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The increase in loans 90 days or more past due and still accruing from December 31, 2010 to December 31, 2011 was primarily related to an increase in CRE (one loan) and a slight increase in real estate 1-4 family junior lien mortgage, partially offset by a reduction in real estate 1-4 family first mortgage. Table 13 reflects loans 90 days or more past due and still accruing.

Table 13: Loans 90 Days or More Past Due and Still Accruing

(in thousands)	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010
Commercial:
Commercial and industrial	$-	-	2	6	1
Real estate mortgage (1)	1,596	1,483	3,418	-	-
Real estate construction	-	-	-	-	-
Total commercial	1,596	1,483	3,420	6	1
Consumer:
Real estate 1-4 family first mortgage	21,008	20,519	19,958	13,476	22,319
Real estate 1-4 family junior lien mortgage	15,492	13,688	10,449	13,700	14,645
Total consumer	36,500	34,207	30,407	27,176	36,964
Total	$38,096	35,690	33,827	27,182	36,965
(1)	Revised to correct previously reported amount for December 31, 2010.

NET CHARGE-OFFS

Table 14: Net Charge-offs

	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)

2011
Total commercial	$745	0.05%	$586	0.17%	$85	0.02%	$116	0.03%	$(42)	(0.01	) %
Total consumer	213,973	1.77	50,121	1.79	47,108	1.60	51,380	1.66	65,364	1.99
Total	$214,718	1.58%	$50,707	1.61%	$47,193	1.42%	$51,496	1.49%	$65,322	1.78%

2010
Total commercial	$2,944	0.16%	$446	0.11%	$1,508	0.33%	$1,147	0.25%	$(157)	(0.03	) %
Total consumer	281,960	2.01	61,200	1.72	69,529	1.96	71,369	2.07	79,862	2.30
Total	$284,904	1.80%	$61,646	1.55%	$71,037	1.77%	$72,516	1.85%	$79,705	2.03%

(1) Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

Table 14 presents net charge-offs for the four quarters and full year of 2011 and 2010. Net charge-offs in 2011 were $214.7 million (1.58% of average total loans outstanding) compared with $284.9 million (1.80%) in 2010. Total net charge-offs decreased in 2011 in part due to lower average loan balances and as a result of modestly improving economic conditions and aggressive loss mitigation activities aimed at working with our customers through their financial challenges. The majority of losses were in consumer real estate, which has a higher concentration of home equity loans secured by properties in the eastern United States. While 2011 loss levels remained elevated, collateral value and delinquency stabilization materialized in the portfolio.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $76.5 million in 2011 compared with $90.7 million in 2010. Our relatively high quality 1-4 family first mortgage portfolio continued to reflect relatively low loss rates, compared with industry trends.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $137.4 million in 2011 and $191.2 million in 2010. More information about the home equity portfolio, which includes all of our real estate 1-4 family junior lien mortgage loans, is available in Table 8 in this Report.

Commercial and industrial and CRE net charge-offs in 2011 and 2010 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the appropriate level of the allowance as we use several analytical tools for such evaluation. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

At December 31, 2011, the allowance for credit losses totaled $313.9 million, compared with $403.6 million, at December 31, 2010. We believe the allowance for credit losses of $313.9 million at December 31, 2011, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at December 31, 2011. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

Total provision for credit losses was $131.3 million in 2011, $354.0 million in 2010 and $217.6 million in 2009. The 2011 provision was $83.5 million less than net charge-offs. Primary drivers of the 2011 provision reduction were decreased net charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower delinquent loan levels. In 2010, the provision exceeded net charge-offs by $69.1 million. In 2009, the provision exceeded net charge-offs by $67.8 million. Primary drivers of the 2010 and 2009 provisions were credit deterioration as well as growth in TDRs.

In determining the appropriate allowance attributable to our residential real estate portfolios, we incorporate the default rates and high severity of loss for junior lien mortgages behind delinquent first lien mortgages into our forecasting calculations. In addition, the loss rates we use in determining our allowance include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. The loss content associated with existing and probable loan modifications and junior lien mortgages behind delinquent first lien mortgages has been considered in our allowance determination methodology.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty, including ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

Table 15 presents an analysis of the allowance for credit losses for the last five years.

Table 15: Allowance for Credit Losses

($ in thousands)	2011	2010	2009	2008	2007
Components:
Allowance for loan losses	$313,762	402,960	337,431	269,343	93,095
Allowance for unfunded credit commitments	166	595	440	570	488

Allowance for credit losses	$313,928	403,555	337,871	269,913	93,583

Allowance for loan losses as a percentage of total loans	2.50%	2.60	2.06	1.54	0.56
Allowance for loan losses as a percentage of annualized net charge-offs	146.13	141.44	225.28	302.04	NM
Allowance for credit losses as a percentage of total loans	2.50	2.60	2.06	1.54	0.57
Allowance for credit losses as a percentage of total nonaccrual loans	89.93	110.01	162.80	NM	254.10

NM Not meaningful

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 18% of our loan portfolio consisted of variable rate loans at December 31, 2011. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At December 31, 2011, approximately 82% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2011, $3.4 billion, or 25% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2011, our liabilities were $32.0 million, or less than 1% of our assets, while stockholders’ equity was $13.5 billion, or greater than 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2011, are presented in Table 16. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. At December 31, 2011 the fair value of the loan portfolio was $13.4 billion with fixed rate loans and loan participations of approximately $11.1 billion and variable rate loans and loan participations of approximately $2.3 billion.

Table 16: Rate-sensitive Assets and Liabilities

	December 31, 2011
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total

Rate-sensitive assets
Interest-bearing deposits in banks	$1,186,165	-	-	-	-	1,186,165
Loans and loan participations	-	-	-	-	-	-
Fixed rate	-	47,137	221,799	322,532	9,707,099	10,298,567
Variable rate	-	448,403	324,239	219,539	1,253,028	2,245,209

Total rate-sensitive assets	$1,186,165	495,540	546,038	542,071	10,960,127	13,729,941

Total rate-sensitive liabilities	$-	-	-	-	-	-

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

See Note 4 (Derivatives) to Financial Statements in this Report for more details.

MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $168 thousand or $337 thousand, respectively. If interest rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $166 thousand or $332 thousand, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At December 31, 2011, there were no borrowings outstanding on our line of credit with the Bank. This line of credit was not used in 2011.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. In 2011, we purchased $648.8 million of loan participations from the Bank. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP).

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

At December 31, 2011, our liabilities principally consist of deferred income tax liabilities and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as particularly sensitive in terms of judgments and the extent to which estimates are used.

Management has reviewed and approved this critical accounting policy and has discussed it with the board of directors.

Allowance for Credit Losses

As a subsidiary of Wells Fargo, our loans are subject to the same analysis of the adequacy of the allowance for credit losses (ACL) applied to loans maintained in Wells Fargo’s subsidiaries, including the Bank.

The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date, excluding loans carried at fair value. We develop and document our allowance methodology at the portfolio segment level. Our loan portfolio consists of a commercial loan portfolio segment and a consumer loan portfolio segment.

We employ a disciplined process and methodology to establish our allowance for credit losses. The total allowance for credit losses considers both impaired and unimpaired loans. While our methodology attributes portions of the allowance to specific portfolio segments, the entire allowance for credit losses is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments. No single statistic or measurement determines the adequacy of the allowance for credit losses.

COMMERCIAL PORTFOLIO SEGMENT The allowance for credit losses for unimpaired commercial loans is estimated through the application of loss factors to loans based on credit risk ratings for each loan. In addition, the allowance for credit losses for unfunded commitments, including letters of credit, is estimated by applying these loss factors to loan equivalent exposures. The loss factors reflect the estimated default probability and quality of the underlying collateral. The loss factors used are statistically derived through the observation of historical losses incurred for loans within each credit risk rating over a relevant specified period of time. As appropriate, we adjust or supplement these loss factors and estimates to reflect other risks that may be identified from current conditions and developments in selected portfolios.

The allowance also includes an amount for estimated credit losses on impaired loans such as nonaccrual loans and loans that have been modified in a TDR, whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT Loans are pooled generally by product type with similar risk characteristics. Losses are estimated using forecasted losses to represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques over the loss emergence period. Each business group exercises significant judgment in the determination of the credit loss estimation model that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use roll rate or net flow models as well as econometric/statistical models for loss projections. Management must use judgment in establishing additional input metrics for the modeling processes, such as portfolio segmentation by sub-product. In addition, we establish an allowance for consumer loans modified in a TDR, whether on accrual or nonaccrual status.

The models used to determine the allowance are validated by a model validation group of Wells Fargo operating in accordance with Company policies.

OTHER ACL MATTERS The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and ongoing discussions with regulatory and government agencies regarding mortgage foreclosure-related matters.

Impaired loans, which predominantly include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The allowance for an unimpaired loan is based solely on principal losses without consideration for timing of those losses. The allowance for an impaired loan that was modified in a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

SENSITIVITY TO CHANGES Changes in the allowance for credit losses and, therefore, in the related provision expense can materially affect net income. The establishment of the allowance for credit losses relies on a consistent quarterly process that requires significant management review and judgment. Management considers changes in economic conditions, customer behavior, and collateral value, among other influences. From time to time, economic factors or business decisions, such as the addition or liquidation of a loan product or business unit, may affect the loan portfolio, causing management to provide or release amounts from the allowance for credit losses.

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

Assuming a one risk rating downgrade throughout our commercial portfolio segment and a stressed economic scenario for modeled losses on our consumer portfolio segment could imply an additional allowance requirement of approximately $54.4 million.

Assuming a one risk rating upgrade throughout our commercial portfolio segment and a strong recovery economic scenario for modeled losses on our consumer portfolio segment could imply a reduced allowance requirement of approximately $25.5 million.

The sensitivity analyses provided are hypothetical scenarios and are not considered probable. They do not represent management’s view of inherent losses in the portfolio as of the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions.

See the “Risk Management – Credit Risk Management” section and Note 1 (Summary of Significant Accounting Policies) and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further discussion of our allowance.

Current Accounting Developments

The following accounting pronouncement has been issued by the Financial Accounting Standards Board (FASB) but is not yet effective:

•	ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. This guidance is effective for us in first quarter 2012 with prospective application. Early adoption is not permitted. We will expand our fair value disclosures upon adoption of this Update, but we do not expect the measurement clarifications will have a material effect on our consolidated financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; possible capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, including regulatory capital standards and the effects to Wachovia Funding of the agreement in principle between Wells Fargo, the Bank and certain regulatory authorities related to mortgage servicing and foreclosure practices; and Wachovia Funding’s plans, objectives and strategies.

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

•	the other factors described in “Risk Factors” in this Report.

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

In addition, our loan participation and servicing agreements with the Bank include covenants by the Bank to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys’ fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions, and servicing arising under or with respect to any of the loan participations in our portfolio. In the event the Bank was unable or otherwise prevented from holding Wachovia Funding harmless under such covenants, we could suffer a loss as a result of the Bank not fulfilling its servicing obligations under the participation and servicing agreements.

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

Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into. We continue to evaluate the potential impact on liquidity and capital management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as they move closer to the final rule-making process. The final rules could impose restrictions on or otherwise limit our ability to continue our businesses as currently operated or impose liquidity or capital burdens which would negatively affect our financial position or results of operations.

Changes to regulatory capital standards, may cause our Series A preferred securities to be redeemed early. Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, among other things, if regulators adopt capital standards that do not permit Wells Fargo or the Bank to treat our Series A preferred securities as Tier 1 capital, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities.

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

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of December 31, 2011, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of December 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2011 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that as of December 31, 2011, Wachovia Funding’s internal control over financial reporting was effective.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent, registered public accounting firm, has audited Wachovia Funding’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, as stated in their report which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of Wachovia Funding’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item 7A is set forth in Item 7 under the caption “Risk Management.”

Item 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2011, are included after Item 15 of Part IV of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income

Consolidated Balance Sheet

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

Quarterly Financial Data

Condensed Consolidated Statement of Income - Quarterly (Unaudited)
	2011 Quarter ended				2010 Quarter ended
(in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$229,697	238,146	242,882	280,340	322,936	298,153	278,615	272,428
Interest expense	-	-	-	-	-	-	-	-

Net interest income	229,697	238,146	242,882	280,340	322,936	298,153	278,615	272,428
Provision (reversal of provision) for credit losses	73,458	30,280	(24,953)	52,466	39,570	98,105	92,211	124,139

Net interest income after provision (reversal of provision) for credit losses	156,239	207,866	267,835	227,874	283,366	200,048	186,404	148,289

Noninterest income
Gain on interest rate swaps	38	11	143	110	57	749	500	1,148
Gain (loss) on loan sales to affiliate	-	-	(241)	113	-	17,974	(4)	(256)
Other	499	314	296	237	186	152	158	198

Total noninterest income	537	325	198	460	243	18,875	654	1,090

Noninterest expense
Loan servicing costs	11,067	11,602	12,171	12,983	13,777	14,483	15,215	15,625
Management fees	1,622	1,636	2,020	1,150	1,186	1,152	1,142	1,100
Foreclosed assets	1,942	1,521	2,276	2,546	945	1,050	799	558
Other	552	550	1,164	696	1,115	77	219	192

Total noninterest expense	15,183	15,309	17,631	17,375	17,023	16,762	17,375	17,475

Income before income tax expense (benefit)	141,593	192,882	250,402	210,959	266,586	202,161	169,683	131,904
Income tax expense (benefit)	31	34	66	92	(10)	323	168	437

Net income	141,562	192,848	250,336	210,867	266,596	201,838	169,515	131,467
Dividends on preferred stock	46,893	45,198	46,006	45,946	45,817	48,957	45,829	45,263

Net income applicable to common stock	$94,669	147,650	204,330	164,921	220,779	152,881	123,686	86,204

Per common share information
Earnings per common share	$0.95	1.48	2.04	1.65	2.21	1.53	1.24	0.86
Diluted earnings per common share	0.95	1.48	2.04	1.65	2.21	1.53	1.24	0.86
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Information in response to this item can be found in Part II, Item 7 of this Report under the “Controls and Procedures” section which information is incorporated by reference into this item.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

Information required by this item is set forth under the captions “Nominees for Election at the 2012 Annual Meeting”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Attendance and Committees of the Board – Communications with Directors”, “Attendance and Committees of the Board – Code of Ethics”, and “Attendance and Committees of the Board – Audit Committee” of Wachovia Funding’s 2012 proxy statement to be filed with the SEC no later than April 29, 2012, and incorporated by reference herein.

Executive Officers of Wachovia Funding

Michael J. Loughlin (age 55), President, Chief Executive Officer and Director since November 2011. Also, Senior Executive Vice President and Chief Risk Officer, Wells Fargo since July 2011; Executive Vice President and Chief Risk Officer from November 2010 to July 2011; and Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010.

Timothy J. Sloan (age 51). Senior Executive Vice President and Chief Financial Officer since February 2011. Also, Senior Executive Vice President and Chief Financial Officer, Wells Fargo, since February 2011; Senior Executive Vice President and Chief Administrative Officer from September 2010 to February 2011; and Executive Vice President of the Bank from August 2003 to September 2010.

Item 11. Executive Compensation.

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” of Wachovia Funding’s 2012 proxy statement to be filed with the SEC no later than April 29, 2012, and incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of Wachovia Funding’s 2012 proxy statement to be filed with the SEC no later than April 29, 2012, and incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption “Director Independence” of Wachovia Funding’s 2012 proxy statement to be filed with the SEC no later than April 29, 2012, and incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” of Wachovia Funding’s 2012 proxy statement to be filed with the SEC no later than April 29, 2012, and incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December  31, 2011, are included in this report.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income

Consolidated Balance Sheet

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Wachovia Preferred Funding Corp.

We have audited the accompanying consolidated balance sheets of Wachovia Preferred Funding Corp. and subsidiaries, a subsidiary of Wells Fargo & Company, as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Charlotte, North Carolina

March 21, 2012

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income
	Year ended December 31,

(in thousands, except per share amounts)	2011	2010	2009

Interest income	$991,065	1,172,132	1,161,922
Interest expense	-	-	380

Net interest income	991,065	1,172,132	1,161,542
Provision for credit losses	131,251	354,025	217,573

Net interest income after provision for credit losses	859,814	818,107	943,969

Noninterest income
Gain on interest rate swaps	302	2,454	4,084
Gain (loss) on loan sales to affiliate	(128)	17,714	-
Other	1,346	694	1,166

Total noninterest income	1,520	20,862	5,250

Noninterest expense
Loan servicing costs	47,823	59,100	65,970
Management fees	6,428	4,580	10,240
Foreclosed assets	8,286	3,352	2,847
Other	2,961	1,603	917

Total noninterest expense	65,498	68,635	79,974

Income before income tax expense	795,836	770,334	869,245
Income tax expense	223	918	1,595

Net income	795,613	769,416	867,650
Dividends on preferred stock	184,043	185,866	160,678

Net income applicable to common stock	$611,570	583,550	706,972

Per common share information
Earnings per common share	$6.12	5.84	7.07
Diluted earnings per common share	6.12	5.84	7.07
Dividends declared per common share (1)	$7.31	7.97	9.00
Average common shares outstanding	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet
	December 31,

(in thousands, except shares)	2011	2010
Assets
Cash and cash equivalents	$1,186,165	2,774,299
Loans, net of unearned income	12,543,776	15,506,564
Allowance for loan losses	(313,762)	(402,960)
Net loans	12,230,014	15,103,604
Interest rate swaps, net	963	1,013
Accounts receivable - affiliates, net	64,235	218,394
Other assets	53,018	80,807
Total assets	$13,534,395	18,178,117
Liabilities
Deferred income taxes	$9,327	30,255
Other liabilities	22,625	25,989
Total liabilities	31,952	56,244
Stockholders’ Equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2011 and 2010	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2011 and 2010	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares issued and outstanding in 2011 and 2010	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2011 and 2010	-	-
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	18,526,608
Retained earnings (deficit)	(525,908)	(406,478)
Total stockholders’ equity	13,502,443	18,121,873
Total liabilities and stockholders’ equity	$13,534,395	18,178,117

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2008	$743	1,000	18,584,285	-	18,586,028

Net income	-	-	-	867,650	867,650
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.68 per share	-	-	-	(27,123)	(27,123)
Series C preferred securities at $18.68 per share	-	-	-	(79,102)	(79,102)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $9.00 per share	-	-	-	(900,000)	(900,000)
Changes incident to business combinations	-	-	(57,677)	-	(57,677)

Balance, December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323

Net income	-	-	-	769,416	769,416
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.54 per share	-	-	-	(21,711)	(21,711)
Series C preferred securities at $25.91 per share	-	-	-	(109,702)	(109,702)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $7.97 per share	-	-	-	(797,000)	(797,000)

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	795,613	795,613
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.53 per share	-	-	-	(21,363)	(21,363)
Series C preferred securities at $25.56 per share	-	-	-	(108,227)	(108,227)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $7.31 per share	-	-	-	(731,000)	(731,000)
Common stock special capital distributions	-	-	(4,500,000)	-	(4,500,000)

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$795,613	769,416	867,650
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(180,630)	(236,895)	(126,903)
Provision for credit losses	131,251	354,025	217,573
Deferred income tax benefits	(20,928)	(19,716)	(12,158)
Other operating activities, net	493	18,882	17,936
Net cash provided by operating activities	725,799	885,712	964,098
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	(648,845)	(3,231,285)	(2,728,467)
Proceeds from payments and sales	3,749,510	4,007,524	3,724,785
Interest rate swaps	71,441	71,046	71,046
Net cash provided by investing activities	3,172,106	847,285	1,067,364
Cash flows from financing activities:
Decrease in cash realized from
Line of credit with affiliate	-	-	(170,000)
Collateral held on interest rate swaps	(70,996)	(68,355)	(66,305)
Common stock special capital distributions	(4,500,000)	-	-
Cash dividends paid	(915,043)	(982,866)	(1,060,763)
Net cash used by financing activities	(5,486,039)	(1,051,221)	(1,297,068)
Net change in cash and cash equivalents	(1,588,134)	681,776	734,394
Cash and cash equivalents at beginning of year	2,774,299	2,092,523	1,358,129
Cash and cash equivalents at end of year	$1,186,165	2,774,299	2,092,523
Supplemental cash flow disclosures:
Cash paid for interest	$92	275	740
Cash paid for income taxes	19,501	19,000	13,278
Change in non cash items:
Transfers from loans to foreclosed assets	15,373	11,438	4,400

The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

Wachovia Preferred Funding Corp. (Wachovia Funding) is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank).

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), a Delaware corporation, has operated as a REIT since its formation in 1996. Of the 645 shares of WREIC common shares outstanding, Wachovia Funding owns 644 shares, or 99.84%, and the remaining one share is owned by Wells Fargo. Of the 667 shares of preferred stock outstanding, Wachovia Funding owns 534.3 shares, 126 shares are owned by employees of Wells Fargo or its affiliates and 6.7 shares are owned by Wells Fargo.

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2). Actual results could differ from those estimates.

Accounting Standards Adopted in 2011

In third quarter 2011, we adopted Accounting Standards Update (ASU or Update) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a troubled debt restructuring (TDR). A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. The Update clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The Update also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Update was effective for us in third quarter 2011 with retrospective application to January 1, 2011. Our adoption of this Update did not have a material effect on our consolidated financial statements.

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

Loans

Wachovia Funding’s loan purchases from the Bank are treated as non-recourse receivables from the Bank which are fully collateralized by loans. These transfers are not treated as sales under GAAP; however, the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. Wachovia Funding’s loan purchases are recorded at fair value.

At December 31, 2011, the outstanding balance of these loans purchased from the Bank amounted to $10.8 billion. The remainder of Wachovia Funding’s outstanding loan balance was received through a contribution of assets in 2005 and prior years from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. These contributed assets were recorded as an increase to loans and to additional paid-in capital.

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

Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for as purchased credit-impaired (PCI) loans. PCI loans are initially recorded at fair value, which include estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. PCI loans were less than 1 percent of total loans at December 31, 2011 and 2010.

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

Our loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

Loan Charge-off Policies

For commercial loans, we generally fully charge off or charge down to net realizable value for loans secured by collateral when:

•	management judges the loan to be uncollectible;
•	repayment is deemed to be protracted beyond reasonable time frames;
•	the loan has been classified as a loss by either our internal loan review process or our banking regulatory agencies;
•	the customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or
•	the loan is 180 days past due unless both well-secured and in the process of collection.

For consumer loans, our charge-off policies are as follows:

•	1-4 family first and junior lien mortgages – We generally charge down to net realizable value when the loan is 180 days past due.

Impaired Loans

We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. Our impaired loans predominantly include loans on nonaccrual status for commercial and industrial, commercial real estate (CRE) and any loans modified in a TDR, on both accrual and nonaccrual status.

When we identify a loan as impaired, we measure the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. When collateral is the sole source of repayment for the loan, we may measure impairment based on the fair value of the collateral. If foreclosure is probable, we use the current fair value of the collateral less estimated selling costs, instead of discounted cash flows.

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

These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, including loans in their trial modification period, are considered impaired loans.

Allowance for Credit Losses

The allowance for credit losses (allowance), which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date. It considers both unimpaired and impaired loans and is developed and documented at the loan portfolio segment level – commercial and consumer.

Unimpaired loans are generally evaluated on a collective basis by utilizing risk grades for the commercial loan portfolio segment and loss estimates for pools of loans with similar risk characteristics for the consumer loan portfolio segment. Impaired loans are evaluated on an individual loan basis and predominantly include loans on nonaccrual status for commercial and industrial, commercial real estate and any loans modified in a TDR, on both accrual and nonaccrual status.

The allowance for each portfolio segment includes an amount for imprecision or uncertainty that may change from period to period. This imprecision amount represents management’s judgment of risks inherent in the evaluation processes and assumptions used in establishing the allowance. While our methodology attributes portions of the allowance to the specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments. No single statistic or measurement determines the adequacy of the allowance for credit losses.

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

Income Taxes

Wachovia Funding and WREIC are taxed as REITs under relevant sections of the Internal Revenue Code (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2011, Wachovia Funding and WREIC complied with these provisions and, with the exception of WPR, are not subject to federal income tax. We expect to be taxed as a REIT. Wachovia Funding and WREIC file separate federal income tax returns and therefore are not included in the Wells Fargo consolidated tax returns or subject to the allocation of federal income tax liability (benefit) resulting from these consolidated tax returns. In addition, Wachovia Funding and WREIC will file unitary state income tax returns along with other subsidiaries of Wells Fargo.

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

WPR has elected to be taxed as a corporation and a taxable REIT subsidiary. WPR files its own separate federal income tax return, and current federal income taxes, if any, for WPR are separately calculated and paid. In addition, WPR will file unitary state income tax returns along with other subsidiaries of Wells Fargo.

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

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end December 31, 2011. During this period there have been no material events that would require recognition in our 2011 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 60% of Wachovia Funding’s total loan balance at December 31, 2011.

The following table presents loans by segments and classes. Outstanding balances include a total net reduction of $604.4 million and $785.2 million at December 31, 2011 and 2010, respectively, for unearned discounts.

	December 31,

(in thousands)	2011	2010	2009	2008
Commercial:
Commercial and industrial	$287,174	209,818	287,578	386,780
Real estate mortgage	1,015,087	1,267,350	1,518,849	1,864,050
Real estate construction	45,887	76,033	185,306	273,202
Total commercial	1,348,148	1,553,201	1,991,733	2,524,032
Consumer:
Real estate 1-4 family first mortgage	7,945,746	9,886,833	9,133,283	8,351,320
Real estate 1-4 family junior lien mortgage	3,249,882	4,066,530	5,276,588	6,606,153
Total consumer	11,195,628	13,953,363	14,409,871	14,957,473
Total loans	$12,543,776	15,506,564	16,401,604	17,481,505

The following table summarizes the proceeds paid (excluding accrued interest receivable of $1.9 million in 2011 and $13.4 million in 2010) or received from the Bank for purchases and sales of loans, respectively.

			2011	2010

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Purchases	$-	646,965	646,965	-	3,217,894	3,217,894
Sales	(1,005)	(84,091)	(85,096)	(43,080)	(122,533)	(165,613)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at December 31, 2011 and 2010 was $329.6 million and $538.4 million, respectively. Loan commitments are discussed in more detail in Note 3 in this Report.

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

Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics or individually for larger impaired loans.

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

In determining the appropriate allowance attributable to our residential mortgage portfolio, we incorporate the default rates and high severity of loss for junior lien mortgages behind delinquent first lien mortgages into our loss forecasting calculations. In addition, the loss rates we use in determining our allowance include the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. Accordingly, the loss content associated with the effects of existing and probable loan modifications and junior lien mortgages behind delinquent first lien mortgages has been considered in our allowance methodology.

We separately estimate impairment for consumer loans that have been modified in a TDR (including trial modifications), whether on accrual or nonaccrual status.

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

Impaired loans, which predominately include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The allowance for a non-impaired loan is based solely on principal losses without consideration for timing of those losses. The allowance for an impaired loan that was modified as a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

    The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Year ended December 31,

(in millions)	2011	2010	2009
Balance, beginning of year	$403,555	337,871	269,913
Provision for credit losses	131,251	354,025	217,573
Interest income on certain impaired loans (1)	(6,160)	(3,437)	-
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	(6)
Real estate mortgage	(901)	(2,935)	(198)
Real estate construction	(212)	(168)	(27)
Total commercial	(1,113)	(3,103)	(231)
Consumer:
Real estate 1-4 family first mortgage	(79,258)	(91,980)	(46,967)
Real estate 1-4 family junior lien mortgage	(146,744)	(197,282)	(105,855)
Total consumer	(226,002)	(289,262)	(152,822)
Total loan charge-offs	(227,115)	(292,365)	(153,053)
Loan recoveries:
Commercial:
Commercial and industrial	166	158	-
Real estate mortgage	121	-	4
Real estate construction	81	-	-
Total commercial	368	158	4
Consumer:
Real estate 1-4 family first mortgage	2,734	1,252	1,203
Real estate 1-4 family junior lien mortgage	9,295	6,051	2,066
Total consumer	12,029	7,303	3,269
Total loan recoveries	12,397	7,461	3,273
Net loan charge-offs	(214,718)	(284,904)	(149,780)
Allowances related to business combinations/other	-	-	165
Balance, end of year	$313,928	403,555	337,871
Components:
Allowance for loan losses	$313,762	402,960	337,431
Allowance for unfunded credit commitments	166	595	440
Allowance for credit losses	$313,928	403,555	337,871
Net loan charge-offs as a percentage of average total loans	1.58%	1.80	0.88
Allowance for loan losses as a percentage of total loans	2.50	2.60	2.06
Allowance for credit losses as a percentage of total loans	2.50	2.60	2.06

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

    The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2011
Balance, beginning of year	$26,413	377,142	403,555
Provision (reversal of provision) for credit losses	(2,577)	133,828	131,251
Interest income on certain impaired loans	-	(6,160)	(6,160)

Loan charge-offs	(1,113)	(226,002)	(227,115)
Loan recoveries	368	12,029	12,397
Net loan charge-offs	(745)	(213,973)	(214,718)
Balance, end of year	$23,091	290,837	313,928
2010
Balance, beginning of year	$18,973	318,898	337,871
Provision for credit losses	10,385	343,640	354,025
Interest income on certain impaired loans	-	(3,437)	(3,437)

Loan charge-offs	(3,103)	(289,262)	(292,365)
Loan recoveries	158	7,303	7,461
Net loan charge-offs	(2,945)	(281,959)	(284,904)
Balance, end of year	$26,413	377,142	403,555

    The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

December 31, 2011

Collectively evaluated (1)	$12,487	188,604	201,091	1,320,845	10,815,112	12,135,957
Individually evaluated (2)	10,436	102,233	112,669	20,198	324,605	344,803
Purchased credit-impaired (PCI) (3)	168	-	168	7,105	55,911	63,016
Total	$23,091	290,837	313,928	1,348,148	11,195,628	12,543,776

December 31, 2010

Collectively evaluated (1) (4)	$15,852	325,261	341,113	1,521,028	13,692,257	15,213,285
Individually evaluated (2) (4)	10,561	51,881	62,442	23,263	195,488	218,751
PCI (3)	-	-	-	8,910	65,618	74,528
Total	$26,413	377,142	403,555	1,553,201	13,953,363	15,506,564

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.
(4)	2010 consumer recorded investment in loans revised to correct previously reported amounts.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on December 31, 2011, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated each quarter, with updates no older than one month prior to quarter end.

COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

December 31, 2011

By risk category:
Pass	$286,228	852,464	35,705	1,174,397
Criticized	946	162,623	10,182	173,751

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

December 31, 2010

By risk category:
Pass	$206,362	1,087,574	68,838	1,362,774
Criticized	3,456	179,776	7,195	190,427

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

  In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

December 31, 2011

By delinquency status:
Current-29 days past due (DPD) and still accruing	$282,703	943,712	45,636	1,272,051
30-89 DPD and still accruing	4,471	48,320	-	52,791
90+ DPD and still accruing	-	1,923	-	1,923
Nonaccrual loans	-	21,132	251	21,383

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

December 31, 2010

By delinquency status:
Current-29 DPD and still accruing (1)	$207,363	1,241,730	74,440	1,523,533
30-89 DPD and still accruing	-	4,129	1,227	5,356
90+ DPD and still accruing (1)	1	-	-	1
Nonaccrual loans	2,454	21,491	366	24,311

Total commercial loans	$209,818	1,267,350	76,033	1,553,201

(1)  2010 real estate mortgage revised to correct previously reported amounts.

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present respective unique risks. Loan delinquency, FICO credit scores and LTV/CLTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the adequacy of the allowance for credit losses for the consumer portfolio segment.

The majority of our loss estimation techniques used for the allowance for credit losses rely on delinquency matrix models or delinquency roll rate models. Therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

December 31, 2011

By delinquency status:
Current - 29 DPD	$7,645,674	3,098,012	10,743,686
30-59 DPD	80,409	48,886	129,295
60-89 DPD	42,387	27,824	70,211
90-119 DPD	34,471	21,434	55,905
120-179 DPD	39,314	28,939	68,253
180+ DPD	120,819	28,874	149,693
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

December 31, 2010

By delinquency status:
Current - 29 DPD	$9,569,492	3,881,392	13,450,884
30-59 DPD	90,734	57,608	148,342
60-89 DPD	49,688	34,843	84,531
90-119 DPD	35,593	21,674	57,267
120-179 DPD	54,874	41,498	96,372
180+ DPD	110,100	33,986	144,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

December 31, 2011

By updated FICO:
< 600	$537,949	387,232	925,181
600-639	321,284	195,122	516,406
640-679	572,899	331,988	904,887
680-719	1,128,538	514,089	1,642,627
720-759	1,542,772	634,491	2,177,263
760-799	2,324,799	757,186	3,081,985
800+	1,338,881	384,579	1,723,460
No FICO available	195,952	49,282	245,234
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

December 31, 2010

By updated FICO:
< 600	$592,306	478,837	1,071,143
600-639	308,528	219,499	528,027
640-679	594,252	363,377	957,629
680-719	1,240,345	583,981	1,824,326
720-759	1,882,147	811,697	2,693,844
760-799	3,136,616	932,872	4,069,488
800+	1,608,139	492,220	2,100,359
No FICO available	548,148	188,518	736,666
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

LTV refers to the ratio comparing the loan’s balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties as the AVM values have proven less accurate for these properties.

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. The residential real estate markets remain weak and continue to experience declines in property values in some states. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

December 31, 2011

By LTV/CLTV:
0-60%	$3,764,740	676,585	4,441,325
60.01-80%	2,273,111	599,394	2,872,505
80.01-100%	1,098,818	812,647	1,911,465
100.01-120% (1)	473,691	614,633	1,088,324
> 120% (1)	303,808	545,323	849,131
No LTV/CLTV available	48,906	5,387	54,293
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

December 31, 2010

By LTV/CLTV:
0-60%	$4,196,364	963,813	5,160,177
60.01-80%	3,276,565	799,961	4,076,526
80.01-100%	1,457,583	1,010,522	2,468,105
100.01-120% (1)	538,686	698,335	1,237,021
> 120% (1)	316,528	546,039	862,567
No LTV/CLTV available	124,755	52,331	177,086
Remaining PCI accounting adjustments	(23,648)	(4,471)	(28,119)

Total consumer loans	$9,886,833	4,066,530	13,953,363

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	December 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$-	2,454
Real estate mortgage	21,132	21,491
Real estate construction	251	366

Total commercial	21,383	24,311

Consumer:
Real estate 1-4 family first mortgage	228,363	225,297
Real estate 1-4 family junior lien mortgage	99,347	117,218

Total consumer	327,710	342,515

Total nonaccrual loans
(excluding PCI)	$349,093	366,826

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.6 million at December 31, 2011, and $10.9 million at December 31, 2010, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2011	2010

Commercial:
Commercial and industrial	$-	1
Real estate mortgage (1)	1,596	-
Real estate construction	-	-

Total commercial	1,596	1

Consumer:
Real estate 1-4 family first mortgage	21,008	22,319
Real estate 1-4 family junior lien mortgage	15,492	14,645

Total consumer	36,500	36,964

Total past due (excluding PCI)	$38,096	36,965

(1)	Revised to correct previously reported amount for December 31, 2010.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated loss which is included in the allowance for credit losses. Impaired loans exclude PCI loans. Our impaired loans were not impacted by the adoption of ASU No. 2011-02 in third quarter 2011. The allowance for credit losses associated with these loans would have been measured under a collectively evaluated basis prior to adoption, but is now estimated on an individually evaluated basis. Additionally, based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $21.4 million at December 31, 2011. See the “Loans” section in Note 1 for our policies on impaired loans.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	25,684	19,947	19,947	10,330
Real estate construction	264	251	251	106

Total commercial	25,948	20,198	20,198	10,436

Consumer:
Real estate 1-4 family first mortgage	245,837	207,447	207,447	50,853
Real estate 1-4 family junior lien mortgage	124,974	117,158	117,158	51,380

Total consumer	370,811	324,605	324,605	102,233

Total impaired loans (excluding PCI)	$396,759	344,803	344,803	112,669

December 31, 2010

Commercial:
Commercial and industrial	$4,537	3,151	3,151	1,102
Real estate mortgage	22,506	19,746	19,746	9,337
Real estate construction	389	366	366	122

Total commercial	27,432	23,263	23,263	10,561
Consumer:
Real estate 1-4 family first mortgage (1)	137,296	118,025	118,025	19,205
Real estate 1-4 family junior lien mortgage (1)	82,335	77,463	77,463	32,676

Total consumer	219,631	195,488	195,488	51,881

Total impaired loans (excluding PCI)	$247,063	218,751	218,751	62,442

(1) Recorded investment revised to report net of purchase discount.

      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2011			2010
(in thousands)	Average recorded investment		Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial		$69	-	-	-
Real estate mortgage		22,341	91	14,489	236
Real estate construction		424	-	350	6
Total commercial		22,834	91	14,839	242
Consumer:

Real estate 1-4 family first mortgage		173,907	9,509	88,533	3,979
Real estate 1-4 family junior lien mortgage		106,471	5,349	67,065	3,352
Total consumer		280,378	14,858	155,598	7,331
Total impaired loans		$303,212	14,949	170,437	7,573

Interest income:
Cash basis of accounting	$		826		874
Other (1)			14,123		6,699
Total interest income	$		14,949		7,573

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TDRS When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR. The following table summarizes how our loans were modified as TDRs in 2011, including the financial effects of the modifications.

	Year ended December 31, 2011

	Primary modification type (1)				Financial effects of modifications

(in thousands)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	158	158	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	158	158	-	-	-

Consumer:
Real estate 1-4 family first mortgage	17,565	56,136	30,028	103,729	5,980	3.47	72,590
Real estate 1-4 family junior lien mortgage	4,952	49,576	11,913	66,441	1,299	5.58	56,166
Trial modifications (5)	-	-	21,369	21,369	-	-	-

Total consumer	22,517	105,712	63,310	191,539	7,279	4.39	128,756

Total	$22,517	105,712	63,468	191,697	7,279	4.39%	$128,756

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $5.0 million in 2011.
(5)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified.

The previous table presents information on all loan modifications classified as TDRs. We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At December 31, 2011, we had $8.7 million, $3.1 million, and $9.6 million of loans in a trial modification period under HAMP, 2MP, and proprietary programs, respectively. While loans are in trial payment programs their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions. At December 31, 2011, trial modifications with a recorded investment of $12.1 million were accruing loans and $9.3 million were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

Year ended December 31, 2011
(in thousands)	Recorded investment of defaults

Commercial:
Commercial and industrial	$-
Real estate mortgage	2,556
Real estate construction	-

Total commercial	2,556

Consumer:
Real estate 1-4 family first mortgage	19,379
Real estate 1-4 family junior lien mortgage	8,734

Total consumer	28,113

Total	$30,669

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

The contract or notional amount of commercial loan commitments to extend credit at December 31, 2011 and 2010 was $329.6 million and $538.4 million, respectively. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of commitments to extend credit at December 31, 2011, was negative $166 thousand. The estimated fair value of lending commitments is negative due to the current economic environment, and represents the estimated amount that Wachovia Funding would need to pay a third party to assume our December 31, 2011, exposure on lending commitments.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding has not been required to make payments under the indemnification clauses in 2011, 2010 or 2009. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2011, related to these indemnifications.

Wachovia Funding is not currently involved in, nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our consolidated financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavourable, could be material to our consolidated financial statements for any particular period.

Note 4: Derivatives

We use derivative financial instruments as economic hedges and none are treated as accounting hedges. By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. Derivative balances and related cash collateral amounts are presented net in the balance sheet as long as they are subject to master netting agreements and meet the criteria for net presentation. Counterparty credit risk related to derivatives is considered and, if material, accounted for separately.

At December 31, 2011, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.46 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.56%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.46 years, weighted average receive rate of 0.56% and weighted average pay rate of 5.72% at December 31, 2011. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR. These swaps terminate in June 2012.

The total notional amounts and fair values for derivatives of which none of the derivatives are designated as hedging instruments were:

	December 31, 2011			December 31, 2010
	Notional or	Fair value		Notional or	Fair value
(in thousands)	contractual amount	Asset derivatives	Liability derivatives	contractual amount	Asset derivatives	Liability derivatives
Interest rate swaps	$8,200,000	139,056	103,833	8,200,000	422,597	316,327
Netting (1)		(138,093)	(103,833)		(421,584)	(316,327)
Total		$963	-		1,013	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

At December 31, 2011, our position in interest rate swaps was recorded as a net asset amount of $1.0 million on our consolidated balance sheet at fair value. The net amount was comprised of an asset of $139.1 million, a liability of $103.8 million, and a payable for cash deposited as collateral by counterparties of $34.3 million.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in 2011 were $302 thousand compared with $2.5 million in 2010 and $4.1 million in 2009.

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

Items Measured at Fair Value on a Recurring Basis The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at December 31, 2011
Assets
Interest rate swaps	$-	139,056	-	(138,093)	963

Total assets at fair value	$-	139,056	-	(138,093)	963
Liabilities
Interest rate swaps	$-	103,833	-	(103,833)	-

Total liabilities at fair value	$-	103,833	-	(103,833)	-

Balance at December 31, 2010
Assets
Interest rate swaps	$-	422,597	-	(421,584)	1,013

Total assets at fair value	$-	422,597	-	(421,584)	1,013

Liabilities
Interest rate swaps	$-	316,327	-	(316,327)	-

Total liabilities at fair value	$-	316,327	-	(316,327)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 4 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of December 31, 2011, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Disclosures about Fair Value of Financial Instruments Information about the fair value of on-balance sheet financial instruments at December 31, 2011 and December 31, 2010 is presented below.

	December 31, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets
Cash and cash equivalents	$1,186,165	1,186,165	2,774,299	2,774,299
Loans, net of unearned income and allowance for loan losses (1)	12,230,014	13,381,977	15,103,604	16,354,121
Interest rate swaps (2)	963	963	1,013	1,013
Accounts receivable - affiliates, net	64,235	64,235	218,394	218,394
Other financial assets	47,626	47,626	77,131	77,131

Financial liabilities
Other financial liabilities	17,601	17,601	19,389	19,389

(1)	Unearned income was $604.4 million and $785.2 million at December 31, 2011 and December 31, 2010, respectively. Allowance for loan losses was $313.8 million at December 31, 2011 and $403.0 million at December 31, 2010.

(2)	Interest rate swaps are reported net of payable for cash deposited as collateral by counterparties of $34.3 million and $105.3 million at December 31, 2011 and December 31, 2010, respectively, pursuant to the accounting requirements for net presentation. See Note 4 for additional information on derivatives.

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

	December 31, 2011 and 2010
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

Note 7: Income Taxes

The components of income tax expense were:

	Year ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$21,151	18,146	14,928
State and local	-	-	1,238
Total current	21,151	18,146	16,166
Deferred (benefit):
Federal	(20,928)	(17,228)	(13,455)
State and local	-	-	(1,116)
Total deferred (benefit)	(20,928)	(17,228)	(14,571)
Total	$223	918	1,595

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2011, is presented below.

	Year ended December 31,
	2011		2010		2009
(in thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Income before income tax expense	$795,836		$770,334		$869,245
Tax at federal income tax rate	$278,543	35.0%	$269,617	35.0%	$304,235	35.0%
Reasons for differences in federal income tax rate and effective tax rate:
REIT income not subject to federal taxation	(278,320)	(35.0)	(268,699)	(34.9)	(302,720)	(34.8)
State income taxes, net	-	-	-	-	80	-
Total	$223	-%	$918	0.1%	$1,595	0.2%

    In 2011, 2010 and 2009, the income before income tax expense of $795.8 million, $770.3 million and $869.2 million, respectively, included $795.2 million, $767.7 million and $864.9 million, respectively, of REIT income not subject to federal taxation. The remaining income before income taxes of $0.6 million, $2.6 million and $4.3 million in 2011, 2010 and 2009, respectively, is income before income taxes of WPR. Income tax expense was $223 thousand, $918 thousand and $1.6 million, respectively, for 2011, 2010 and 2009. The decrease in income tax expense over the three year period was primarily related to the reduction in pre-tax income and the adoption of the Wells Fargo state tax settlement policy.

    The sources of temporary differences that give rise to deferred income tax liabilities are interest rate swap contracts. The related tax effects at December 31, 2011, 2010 and 2009, were $9.3 million, $30.3 million and $50.0 million, respectively. The deferred income tax liability for 2010 reflects a $2.5 million reduction related to state tax settlement policy conformity and in 2009 included a $2.4 million increase related to purchase accounting adjustments recorded due to the acquisition of Wachovia by Wells Fargo.

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

    At December 31, 2011, WPR had no federal net operating loss carry forwards.

    Wachovia Funding evaluates uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon its current evaluation, Wachovia Funding has concluded that there are no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements at December 31, 2011.

    Wachovia Funding recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Wachovia Funding recognized no interest in 2011, 2010 and 2009 and the balance of accrued interest was zero at December 31, 2011.

    Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain income tax positions. At December 31, 2011, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

    We are subject to U.S. federal income tax as well as income tax in certain state jurisdictions. We are not subject to federal income tax examinations for taxable years prior to 2008 or state income tax examinations for taxable years prior to 2007.

Note 8: Transactions With Related Parties

Wachovia Funding engages in various transactions and agreements with affiliated parties. Due to the nature of common ownership of Wachovia Funding and the affiliated parties by Wells Fargo, these transactions and agreements could differ from those conducted with unaffiliated parties.

The principal items related to transactions with affiliated parties included in the accompanying consolidated statement of income and consolidated balance sheet are described in the table and narrative below.

	Year ended December 31,

(in thousands)	2011	2010	2009
Income statement data
Interest income:
Accretion of discounts on loans	$201,856	234,173	123,992
Interest on Eurodollar deposits (1)	666	1,279	1,358
Total interest income	202,522	235,452	125,350
Gain (loss) on loan sales to affiliate	(128)	17,714	-
Loan servicing costs (2)	47,701	58,528	62,975
Management fees	6,428	4,580	10,240
Cash collateral fees	43	79	113

(1)	Includes $187 thousand, $345 thousand and $595 thousand from interest rate swaps for years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Includes $11 thousand, $11 thousand and $13 thousand from interest rate swaps for years ended December 31, 2011, 2010 and 2009, respectively.

	December 31,

	2011	2010
Balance sheet related data
Loans purchases	$648,845	3,231,285
Loans sales	(85,096)	(165,613)
Eurodollar deposits (3)	1,182,541	2,766,207
Accounts receivable - affiliates, net	64,235	218,394

(3)	Includes $34.3 million and $105.3 million from cash collateral investment at December 31, 2011 and 2010, respectively.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements) to and from the Bank. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. The gains or losses on sales of loan participations are included within noninterest income. In 2011 and 2010, all of our purchases and sales were with the Bank.

Loan Servicing Costs The loans currently in our portfolio are serviced by the Bank or their affiliates pursuant to the terms of participation and servicing agreements. In some instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank or its affiliates. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount.

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees for 2011 and 2010 were calculated based on Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue.

Management fees for 2009 were based on its relative percentage of the Bank’s total consolidated assets and noninterest expense.

Eurodollar Deposits We have Eurodollar deposits with the Bank which we utilize as our primary cash management vehicle. Interest income earned on Eurodollar deposit investments is included in interest income.

Interest Rate Swaps We have a swap servicing and fee agreement with the Bank to receive operational, back office, book entry, record-keeping and valuation services related to our interest rate swaps. Further, the Bank acts as our custodian for the collateral pledged to us related to our interest rate swaps. For a fee, the Bank is permitted to re-hypothecate and use as its own the collateral held by the Bank as our custodian. The Bank also provides a guaranty of our obligations under the interest rate swaps when the swaps are in a net payable position.

Lines of Credit Wachovia Funding and its subsidiaries have lines of credit with the Bank. Under the terms of those facilities, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At December 31, 2011 and 2010, we had no outstandings under this facility.

Accounts Receivable/Payable, Net Accounts receivable from or payable to the Bank result from intercompany transactions which include net loan pay-downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Note 9: Wachovia Preferred Funding Corp. (Parent)

The Parent, under the terms of a promissory note, can borrow from its subsidiary, WPR, up to $1.0 billion at a rate of interest equal to the federal funds rate. At December 31, 2011, there was $250.0 million outstanding between the Parent and WPR. The Parent’s condensed financial statements follow.

Statement of Income
	Year ended December 31,

(in thousands)	2011	2010	2009

Interest income	$750,813	903,056	924,400
Interest expense	329	-	346

Net interest income	750,484	903,056	924,054
Provision for credit losses	97,863	274,096	165,912

Net interest income after provision for credit losses	652,621	628,960	758,142

Noninterest income
Other income	490	173	422

Total noninterest income	490	173	422

Noninterest expense
Loan servicing costs	35,217	43,988	49,669
Management fees	4,846	3,442	7,461
Foreclosed assets	6,546	3,102	2,060
Other	2,274	873	754

Total noninterest expense	48,883	51,405	59,944

Income before income tax expense and equity in undistributed net income of subsidiaries	604,228	577,728	698,620
Income tax expense	-	-	-

Income before equity in undistributed net income of subsidiaries	604,228	577,728	698,620
Equity in undistributed net income of subsidiaries	191,385	191,688	169,030

Net income	795,613	769,416	867,650
Dividends on preferred stock	184,043	185,866	160,678

Net income applicable to common stockholders	$611,570	583,550	706,972

Balance Sheet

	December 31,
(in thousands, except shares)	2011	2010
Assets
Cash and cash equivalents	$272,756	1,615,493
Loans, net of unearned	9,317,579	11,393,119
Allowance for loan losses	(245,368)	(322,921)
Net loans	9,072,211	11,070,198
Investment in wholly owned subsidiaries	4,329,960	5,219,940
Accounts receivable - affiliates, net	37,182	158,128
Other assets	44,979	64,201
Total assets	$13,757,088	18,127,960
Liabilities
Line of credit	$250,000	-
Other liabilities	4,645	6,087
Total liabilities	254,645	6,087
Stockholders’ Equity
Preferred stock
Series A preferred securities, $0.01 par value per share, $750 million liquidation preference, non-cumulative and conditionally exchangeable, 30,000,000 shares authorized, issued and outstanding in 2011 and 2010	300	300
Series B preferred securities, $0.01 par value per share, $1.0 billion liquidation preference, non-cumulative and conditionally exchangeable, 40,000,000 shares authorized, issued and outstanding in 2011 and 2010	400	400
Series C preferred securities, $0.01 par value per share, $4.2 billion liquidation preference, cumulative, 5,000,000 shares authorized, 4,233,754 shares, issued and outstanding in 2011 and 2010	43	43
Series D preferred securities, $0.01 par value per share, $913,000 liquidation preference, non-cumulative, 913 shares authorized, issued and outstanding in 2011 and 2010	-	-
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	18,526,608
Retained earnings (deficit)	(525,908)	(406,478)
Total stockholders’ equity	13,502,443	18,121,873
Total liabilities and stockholders’ equity	$13,757,088	18,127,960

Statement of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$795,613	769,416	867,650
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(136,942)	(187,990)	(126,903)
Equity in undistributed net income of subsidiaries	(191,385)	(191,688)	(169,030)
Provision for credit losses	97,863	274,096	165,912
Other operating activities, net	20,465	(13,297)	1,417
Net cash provided by operating activities	585,614	650,537	739,046
Cash flows from investing activities:
Increase (decrease) in cash realized from
Investment in subsidiaries, net	1,081,365	220,209	234,619
Loans:
Purchases	(648,845)	(1,801,826)	(2,728,467)
Proceeds from payments and sales	2,804,172	3,007,492	2,808,484
Net cash provided by investing activities	3,236,692	1,425,875	314,636
Cash flows from financing activities:
Increase (decrease) in cash realized from
Line of credit with affiliate	250,000	-	-
Common stock special capital distributions	(4,500,000)	-	-
Cash dividends paid	(915,043)	(982,866)	(1,060,678)
Net cash used by financing activities	(5,165,043)	(982,866)	(1,060,678)
Net change in cash and cash equivalents	(1,342,737)	1,093,546	(6,996)
Cash and cash equivalents at beginning of year	1,615,493	521,947	528,943
Cash and cash equivalents at end of year	$272,756	1,615,493	521,947
Supplemental cash flow disclosures:
Cash paid for interest	$329	-	346
Cash paid for income taxes	250	-	3,033
Change in non cash items:
Transfers from loans to foreclosed assets	11,651	10,536	3,455

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

Date: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

MICHAEL J. LOUGHLIN* Michael J. Loughlin	President, Chief Executive Officer and Director, Wachovia Preferred Funding Corp. (Principal Executive Officer)

TIMOTHY J. SLOAN* Timothy J. Sloan	Senior Executive Vice President and Chief Financial Officer, Wachovia Preferred Funding Corp. (Principal Financial Officer)

RICHARD D. LEVY* Richard D. Levy	Executive Vice President and Controller, Wachovia Preferred Funding Corp. (Principal Accounting Officer)

JAMES E. ALWARD* James E. Alward	Director

HOWARD T. HOOVER* Howard T. Hoover	Director

CHARLES F. JONES* Charles F. Jones	Director

* By Ross E. Jeffries, Jr., Attorney-in-Fact

/S/ Ross E. Jeffries, Jr. Ross E. Jeffries, Jr.

Date: March 21, 2012

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(b)	Form of Certificates of Designations for Series A, B, C and D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(a)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(b)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(c)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(d)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)(e)	Form of Participation and Servicing Agreement (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and Wachovia Funding) among the Bank, WPFC Asset Funding, LLC and Wachovia Funding.	Filed herewith.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)	List of Subsidiaries.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)	Wells Fargo & Company Supplementary Consolidating Financial Information.	Filed herewith.

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from Wachovia Funding’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheet at December 31, 2011 and 2010; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Financial Statements, tagged as blocks of text.	Furnished herewith.