Form 10-Q
period 2012-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2012-05-09
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information

Item 1.	Financial Statements	Page
	Consolidated Statement of Income	24
	Consolidated Balance Sheet	25
	Consolidated Statement of Changes in Stockholders’ Equity	26
	Consolidated Statement of Cash Flows	27
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	28
	2 - Loans and Allowance for Credit Losses	29
	3 - Derivatives	42
	4 - Fair Values of Assets and Liabilities	43
	5 - Common and Preferred Stock	45
	6 - Transactions with Related Parties	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	7
	Risk Management	8
	Critical Accounting Policy	20
	Current Accounting Developments	20
	Forward-Looking Statements	21
	Risk Factors	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	49

Signature		50

Exhibit Index		49

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change March 31, 2012 from
(in thousands, except per share data)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011	Dec. 31, 2011	Mar. 31, 2011

For the period
Net income	$150,015	141,562	210,867	6%	(29)
Net income available to common stockholders	100,429	94,669	164,921	6	(39)
Diluted earnings per common share	1.00	0.95	1.65	5	(39)
Profitability ratios (annualized)
Return on average assets	4.40%	4.08	5.19	8	(15)
Return on average stockholders’ equity	4.45	4.11	5.26	8	(15)
Average stockholders’ equity to assets	98.70	99.31	98.71	-	-
Dividend payout ratio	133.00	155.33	128.02	(14)	4
Total revenue	$217,276	230,234	280,800	(6)	(23)
Average loans	12,259,816	12,472,898	14,850,696	(2)	(17)
Average assets	13,726,605	13,770,915	16,482,360	-	(17)
Net interest margin	6.26%	6.55	6.92	(4)	(10)
Net loan charge-offs	$53,173	50,707	65,322	5	(19)
As a percentage of average total loans (annualized)	1.74%	1.61	1.78	8	(2)

At period end
Loans, net of unearned income	$12,639,638	12,543,776	14,286,152	1	(12)
Allowance for loan losses	309,913	313,762	389,310	(1)	(20)
As a percentage of total loans	2.45%	2.50	2.73	(2)	(10)
Assets	$13,679,834	13,534,395	15,656,496	1	(13)
Total stockholders’ equity	13,452,872	13,502,443	15,562,794	-	(14)
Total nonaccrual loans and foreclosed assets	414,133	356,019	363,226	16	14
As a percentage of total loans	3.28%	2.84	2.54	15	29
Loans 90 days or more past due and still accruing (1)	$21,771	38,096	27,182	(43)	(20)

(1)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Report on Form 10-Q for the quarter ended March 31, 2012, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors, some of which are discussed in the “Forward-Looking Statements” section in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings/preferred-funding.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of March 31, 2012, we had $13.7 billion in assets, which included $12.6 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At March 31, 2012, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ending December 31, 2012, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Financial Performance

Our first quarter 2012 results declined from first quarter 2011 due to a year over year earnings decline in average earning assets. Our first quarter 2012 net income was $150.0 million compared with $210.9 million in first quarter 2011. Diluted earnings per common share were $1.00, compared with $1.65 from a year ago. Our net income decline from first quarter 2011 was primarily driven by lower interest and noninterest income, which more than offset a lower provision for credit losses and lower noninterest expense. The lower interest income was driven by a decrease in average balances of interest-earning assets and in average yield on total interest-earning assets.

Loans

Total loans, which consist of loan participation interests, were $12.6 billion at March 31, 2012, up slightly from $12.5 billion at December 31, 2011. Loans represented approximately 92% and 93% of assets at March 31, 2012 and December 31, 2011, respectively. We continued reinvesting loan pay-downs in first quarter 2012 through a purchase of $943.5 million of consumer loans from the Bank. In first quarter 2011, we did not purchase loans from the Bank. Our board of directors declared a special capital distribution of $2.5 billion to holders of our common stock in first quarter 2011 that reduced relatively high levels of cash on our balance sheet, in order to continue to qualify for the exemption from registration under the Investment Company Act. If in future periods we do not reinvest loan pay-downs at anticipated levels by purchasing loans, management may request our board of directors to consider an additional return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans were less than 1 percent of total loans at both March 31, 2012 and December 31, 2011. See Note 1 (Summary of Significant Accounting Policies – Loans) in our 2011 Form 10-K for additional information.

In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties issued by bank regulators on January 31, 2012 (Interagency Guidance), we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure. This action increased our nonaccrual loans by $55.2 million resulting in nonaccrual loans of $407.4 million at March 31, 2012 up from $349.1 million at December 31, 2011. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

We believe it is important to maintain a well controlled operating environment and manage risks inherent in our business. We manage our credit risk by setting what we believe are sound credit policies for acquired loans, while monitoring and reviewing the performance of our loan portfolio.

Capital Distributions

In first quarter 2012, our board of directors declared distributions totaling $49.6 million to holders of our preferred securities, which included $13.6 million in dividends payable on April 2, 2012 to our Series A preferred securities held by non-affiliated investors. Distributions on preferred securities were $45.9 million in first quarter 2011, which included $13.6 million in dividends on our Series A preferred securities.

In first quarter 2012, our board of directors also declared distributions totaling $150.0 million to holders of our common stock. Distributions to holders of our common stock totaled $2.7 billion in first quarter 2011, which included $224.0 million in dividends and a $2.5 billion special capital distribution.

Earnings Performance

Net Income Available to Common Stockholders

We earned net income available to common stockholders of $100.4 million and $164.9 million in first quarter 2012 and 2011, respectively. The decrease in year over year first quarter net income was primarily attributable to lower net interest income.

Interest Income

Interest income of $216.9 million in first quarter 2012 compared with $280.3 million a year ago. The decrease from 2011 relates to lower average interest-earning assets and lower average yield on total interest-earning assets. The average yield on total interest-earning assets was 6.26% in first quarter 2012 compared with 6.92% in first quarter 2011. The overall decline in the average yield on the combined consumer and commercial loan portfolio was primarily attributable to a decline in the accretion of discounts on purchased consumer loans. In first quarter 2012 and 2011, interest income included discount accretion of $38.7 million and $67.5 million, respectively. The decrease in discount accretion was primarily driven by lower loan pay-downs and pay-offs in first quarter 2012 compared to first quarter 2011 and a decrease in average discount balances year-over-year.

    Average consumer loans decreased $2.4 billion to $11.0 billion compared with the first quarter of 2011 while average commercial loans decreased $236.3 million to $1.3 billion in the same period due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial real-estate secured loans and other REIT-eligible assets. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

    Table 1 presents the components of earning assets and related average yield to provide an analysis of year-over-year changes that influenced interest income.

Table 1: Interest Income

	Quarter ended March 31,
			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans	$1,294,510	7,771	2.41%	$1,530,766	8,973	2.38%
Real estate 1-4 family	10,965,306	208,523	7.62	13,319,930	271,180	8.23
Interest-bearing deposits in banks and other interest-earning assets	1,631,314	624	0.15	1,513,799	189	0.05

Total interest-earning assets	$13,891,130	216,918	6.26%	$16,364,495	280,342	6.92%

Interest Expense

Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and Wachovia Preferred Realty, LLC (WPR) have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Based on sufficient levels of cash and cash equivalents, we did not borrow on our line of credit in first quarter 2012 or 2011; accordingly, we did not incur interest expense during these periods.

Provision for Credit Losses

The provision for credit losses was $51.3 million in first quarter 2012 compared with $52.5 million in first quarter 2011. The first quarter 2012 decrease in the provision for credit losses primarily resulted from lower net charge-offs, partially offset by a decrease in the level of allowance release in first quarter 2012 compared with first quarter 2011. The decrease in charge-offs was primarily driven by improvement in consumer delinquency levels as well as lower loan balances. Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for additional information on the allowance for loan losses.

Noninterest Income

Noninterest income totaled $360 thousand in first quarter 2012 compared with $460 thousand in first quarter 2011, which included a $113 thousand gain on loan sales to affiliate. Noninterest income also includes gains on interest rate swaps of $56 thousand in first quarter 2012 compared with gains of $110 thousand in first quarter 2011. Our interest rate swaps lose value in an increasing rate environment and gain value in a declining rate environment. The interest rate swaps terminate in June 2012.

Noninterest Expense

Noninterest expense totaled $15.9 million in first quarter 2012 compared with $17.4 million in the same period a year ago. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees, foreclosed assets expense and other expenses.

    Loan servicing costs decreased $2.2 million to $10.8 million in first quarter 2012, which reflected a decrease in the commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio.

    Management fees were $1.9 million in first quarter 2012 compared with $1.2 million in first quarter 2011. The increase in management fees related to inclusion of certain technology system and support expenses in the expense base subject to allocation which were not allocated in first quarter 2011. Management fees represent reimbursements for general overhead expenses paid on our behalf.

    Foreclosed assets expense was $2.3 million in first quarter 2012 and $2.5 million in first quarter 2011.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $89 thousand and $92 thousand in first quarter 2012 and 2011, respectively. WPR holds our interest rate swaps as well as certain cash investments.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.7 billion at March 31, 2012, compared with $13.5 billion at December 31, 2011. The increase in total assets was primarily attributable to a $49.3 million increase in cash and cash equivalents and a $95.9 million increase in loans, net of unearned income. Loans, net of unearned income were 92% of total assets at March 31, 2012, compared with 93% at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents was $1.2 billion at March 31, 2012 and December 31, 2011. In first quarter 2012, we reinvested loan pay-downs in loan participations by purchasing $943.5 million of consumer loans from the Bank.

Loans

Loans, net of unearned income increased $95.9 million to $12.6 billion at March 31, 2012, compared with $12.5 billion at December 31, 2011, primarily reflecting a loan purchase partially offset by pay-downs, charge-offs and loan sales across the entire portfolio. In first quarter 2012, we purchased consumer loans from the Bank at an estimated fair value of $943.5 million. We did not purchase loans in first quarter 2011. At March 31, 2012 and December 31, 2011, consumer loans represented 90% and 89% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $3.9 million to $309.9 million at March 31, 2012, from $313.8 million at December 31, 2011. The decrease in the allowance is due to lower levels of inherent credit loss in the portfolio compared with prior year-end levels. The improvement in credit quality across the commercial and consumer portfolios reflected lower levels of delinquency.

    At March 31, 2012, the allowance for loan losses included $290.2 million for consumer loans and $19.7 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps are carried at fair value, which resulted in a net asset position of $1.0 million at both March 31, 2012 and December 31, 2011. The contracts terminate in June 2012.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions related to net loan pay-downs, interest receipts, and other transactions with the Bank.

Dividends Payable—Affiliates

Dividends payable – affiliates was $186.1 million at March 31, 2012, which represents first quarter 2012 accrued dividends payable primarily to Wachovia Preferred Holding, these dividends were paid on April 2, 2012.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity risks.

For more information about how we manage these risks, see the “Risk Management” section in our 2011 Form 10-K. The discussion that follows is intended to provide an update on these risks.

Loans represent the largest component of our balance sheet and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).

Credit Risk Management

Table 2: Total Loans Outstanding by Portfolio

Segment and Class of Financing Receivable

(in thousands)	March 31, 2012	Dec. 31, 2011
Commercial:
Commercial and industrial	$281,512	287,174
Real estate mortgage	924,465	1,015,087
Real estate construction	39,821	45,887
Total commercial	1,245,798	1,348,148
Consumer:
Real estate 1-4 family first mortgage	8,124,256	7,945,746
Real estate 1-4 family junior lien mortgage	3,269,584	3,249,882

Total consumer	11,393,840	11,195,628
Total loans	$12,639,638	12,543,776

The discussion that follows provides analysis of the risk elements of our various loan portfolios and updates our credit risk management and measurement practices as appropriate. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate.

We continually evaluate and modify our credit policies to address appropriate levels of risk. Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses.

LOAN PORTFOLIO BY GEOGRAPHY The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2012

		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$319,182	1,020,423	428,488	1,768,093	14%
New Jersey	219,113	845,061	644,224	1,708,398	14
Pennsylvania	54,561	1,012,762	524,177	1,591,500	13
North Carolina	221,228	841,830	254,324	1,317,382	10
Virginia	210,753	616,615	331,674	1,159,042	9
All other states	220,961	3,787,565	1,086,697	5,095,223	40

Total loans	$1,245,798	8,124,256	3,269,584	12,639,638	100%

COMMERCIAL AND INDUSTRIAL LOANS Table 4 summarizes commercial and industrial loans by industry. We believe the commercial and industrial loans portfolio is well underwritten and is diverse in its risk. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. A majority of our commercial and industrial loans portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry

	March 31, 2012

		% of
		total
(in thousands)	Total	loans

Management of companies and enterprises	$175,395	62%
Other services (except public administration)	35,388	12
Real estate-other (1)	27,858	10
Manufacturing	24,789	9
Healthcare and social assistance	5,729	2
Wholesale trade	5,161	2
Finance and insurance	2,116	1
Construction	1,763	1
Other	3,313	1

Total loans	$281,512	100%

(1) Includes lessors, building operators and real estate agents.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. Table 5 summarizes CRE loans by state and property type. The underwriting of CRE loans primarily focuses on cash flows inherent in the creditworthiness of the customer, in addition to collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates.

Table 5: CRE Loans by State and Property Type

	March 31, 2012

				% of
	Real estate	Real estate		total
(in thousands)	mortgage	construction	Total	loans

By state:
Florida	$268,592	13,286	281,878	29%
North Carolina	203,630	12,479	216,109	22
New Jersey	168,686	2,115	170,801	18
South Carolina	60,230	117	60,347	6
Georgia	44,590	1,620	46,210	5
All other states	178,737	10,204	188,941	20

Total loans	$924,465	39,821	964,286	100%

By property:
Office buildings	$241,131	5,182	246,313	26%
Industrial/warehouse	182,041	-	182,041	19
Retail (excluding shopping center)	141,991	2,200	144,191	15
Shopping center	86,218	-	86,218	9
Hotel/motel	82,159	153	82,312	8
Real estate - other	68,590	6,699	75,289	8
Apartments	57,104	713	57,817	6
Institutional	50,019	-	50,019	5
Land (excluding 1-4 family)	8,974	19,388	28,362	3
Other	6,238	5,486	11,724	1

Total loans	$924,465	39,821	964,286	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgages by state and the related combined loan–to–value (CLTV) ratio are presented in Table 6. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs). Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management” section in our 2011 Form 10-K.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management” section in our 2011 Form 10-K.

We continuously monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

The Bank and/or other Wells Fargo affiliates act as servicer for our loan portfolio, including our consumer real estate loans.

The Board of Governors of the Federal Reserve System (FRB) and the Office of the Comptroller of the Currency (OCC) made public April 13, 2011, consent orders that require Wells Fargo and the Bank to correct deficiencies in residential mortgage loan servicing and foreclosure practices that were identified by the FRB and OCC in their review of foreclosure practices at large mortgage servicers conducted in fourth quarter 2010.

As announced in February 2012, Wells Fargo and the Bank reached a settlement regarding their mortgage servicing and foreclosure practices with certain federal and state government entities, which became effective on April 5, 2012, where they committed to take certain actions, including the payment of fines, forgive principal for certain borrowers and provide additional relief to certain borrowers.

The financial impact of the settlement to Wachovia Funding is not expected to be material because any related costs are already appropriately covered in our allowance for credit losses and in the nonaccretable difference relating to PCI loans or we believe the prospective interest income impact of a rate reduction will not be material for loans eligible for the rate refinancing program. In addition, our loan participation and servicing agreements with the Bank include covenants by the Bank to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys’ fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions, and servicing arising under or with respect to any of the loan participations in our portfolio. See the “Risk Management – Credit Risk Management” section in our 2011 Form 10-K for more details.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	March 31, 2012
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Pennsylvania	$1,536,939	68%
New Jersey	1,489,285	71
Florida	1,448,911	87
North Carolina	1,096,154	72
Virginia	948,289	72
All other states	4,874,262	72

Total loans	$11,393,840

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

HOME EQUITY PORTFOLIOS Our home equity portfolio includes real estate 1-4 family junior lien mortgages secured by real estate. The majority of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent a small portion of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss.

      In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential

Properties issued January 31, 2012 (Interagency Guidance), a junior lien is now reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure. This action had minimal financial impact as the expected loss content of these loans was already considered in the loan loss allowance. See the “Risk Management—Credit Risk Management—Nonperforming Assets” section in this report for more information.

      Table 7 summarizes quarterly delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses in first quarter 2012 and 2011.

Table 7: Home Equity Portfolio (1)

			% of loans		Loss rate
			two payments		(annualized)
	Outstanding balance		or more past due		Quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in thousands)	2012	2011	2012	2011	2012	2011

New Jersey	$641,030	668,234	5.14%	5.69	3.67	4.01
Pennsylvania	521,614	534,996	3.56	3.90	1.36	2.38
Florida	426,225	453,952	4.53	5.66	7.03	7.52
Virginia	329,987	332,236	2.90	3.12	2.50	2.05
North Carolina	252,198	257,958	3.92	3.83	3.60	2.43
Other	1,081,706	985,059	3.71	4.86	4.27	3.84

Total	$3,252,760	3,232,435	4.01	4.73	3.82	3.86

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $16,824 at March 31, 2012 and $17,447 at December 31, 2011.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off and no restructuring has occurred; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

Table 8 provides the comparative data for nonaccrual loans and foreclosed assets. Foreclosed assets decreased to $6.8 million at March 31, 2012 from $6.9 million at December 31, 2011.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2012	2011	2011	2011	2011

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	900	901
Real estate mortgage	18,623	21,132	25,834	21,799	22,454
Real estate construction	180	251	263	563	442

Total commercial	18,803	21,383	26,097	23,262	23,797

Consumer:
Real estate 1-4 family first mortgage	235,737	228,363	212,626	231,414	222,843
Real estate 1-4 family junior lien mortgage (1)	152,824	99,347	102,763	108,520	107,812

Total consumer	388,561	327,710	315,389	339,934	330,655

Total nonaccrual loans	407,364	349,093	341,486	363,196	354,452

Foreclosed assets	6,769	6,926	7,418	3,527	8,774

Total nonperforming assets	$414,133	356,019	348,904	366,723	363,226

As a percentage of total loans	3.28%	2.84	2.73	2.71	2.54

(1)	Includes $55.2 million at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2012	2011	2011	2011	2011

Commercial nonaccrual loans
Balance, beginning of quarter	$21,383	26,097	23,262	23,797	24,311
Inflows	1,871	1,469	3,268	888	1,409
Outflows	(4,451)	(6,183)	(433)	(1,423)	(1,923)

Balance, end of quarter	18,803	21,383	26,097	23,262	23,797

Consumer nonaccrual loans
Balance, beginning of quarter	327,710	315,389	339,934	330,655	342,515
Inflows (1)	154,618	109,847	87,055	96,860	102,183
Outflows:
Returned to accruing	(42,556)	(51,317)	(67,175)	(32,658)	(61,060)
Foreclosures	(4,897)	(1,946)	(2,233)	(5,984)	(4,072)
Charge-offs	(42,903)	(37,660)	(29,594)	(31,697)	(41,226)
Payment, sales and other	(3,411)	(6,603)	(12,598)	(17,242)	(7,685)

Total outflows	(93,767)	(97,526)	(111,600)	(87,581)	(114,043)

Balance, end of quarter	388,561	327,710	315,389	339,934	330,655

Total nonaccrual loans	$407,364	349,093	341,486	363,196	354,452

(1)	March 31, 2012 includes $55.2 million of junior liens classified as nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed assets, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Nonaccrual loans increased to $407.4 million at March 31, 2012, from $349.1 million at December 31, 2011. As noted previously, the first quarter 2012 increase primarily related to classification of $55.2 million of junior liens to nonaccrual upon implementation of the Interagency Guidance.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs) (1)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2012	2011	2011	2011	2011

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	2,664	2,470	2,582	2,426	2,439
Real estate construction	-	-	-	-	-

Total commercial TDRs	2,664	2,470	2,582	2,426	2,439

Consumer TDRs:
Real estate 1-4 family first mortgage	198,756	191,773	179,694	162,459	133,355
Real estate 1-4 family junior lien mortgage	110,441	111,463	109,645	103,765	92,213
Trial modifications (1)	23,681	21,369	20,373	28,259	27,488

Total consumer TDRs	332,878	324,605	309,712	294,483	253,056

Total TDRs	$335,542	327,075	312,294	296,909	255,495

TDRs on nonaccrual status	$97,942	85,733	87,368	106,155	78,139
TDRs on accrual status	237,600	241,342	224,926	190,754	177,356

Total TDRs	$335,542	327,075	312,294	296,909	255,495

(1)	Based on clarifying guidance from the SEC received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

Table 11: Analysis of Changes in TDRs

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2012	2011	2011	2011	2011

Commercial TDRs:
Balance, beginning of quarter	$2,470	2,582	2,426	2,439	2,454
Inflows	1,377	-	156	-	2
Outflows	(1,183)	(112)	-	(13)	(17)

Balance, end of quarter	2,664	2,470	2,582	2,426	2,439

Consumer TDRs:
Balance, beginning of quarter	324,605	309,712	294,483	253,056	220,468
Inflows	19,648	27,840	42,219	52,207	44,766
Outflows:
Charge-offs	(7,223)	(6,618)	(5,621)	(3,020)	(3,442)
Foreclosures	(141)	-	(36)	(230)	(26)
Payments, sales and other (1)	(6,323)	(7,325)	(13,447)	(8,301)	(11,218)
Net change in trial modifications (2)	2,312	996	(7,886)	771	2,508

Total outflows	(11,375)	(12,947)	(26,990)	(10,780)	(12,178)

Balance, end of quarter	332,878	324,605	309,712	294,483	253,056

Total TDRs	$335,542	327,075	312,294	296,909	255,495

(1)	Other outflows include normal amortization/accretion of loan basis adjustments.
(2)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that a majority of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Table 10 provides information regarding the recorded investment of loans modified in TDRs. Table 11 provides an analysis of the changes in TDRs. The allowance for loan losses for TDRs was $101.6 million and $104.3 million at March 31, 2012 and December 31, 2011, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 million at March 31, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Loans 90 days or more past due and still accruing at March 31, 2012, were down $16.3 million, or 43%, from December 31, 2011, of which $2.7 million of this decline resulted from implementation of the Interagency Guidance. The additional decline is due to loss mitigation activities including modifications, charge-offs, seasonally lower early stage delinquency levels, and credit stabilization. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

(in thousands)	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2011	2011	2011	2011
Commercial:
Commercial and industrial	$-	-	-	2	6
Real estate mortgage	-	1,596	1,483	3,418	-
Real estate construction	-	-	-	-	-
Total commercial	-	1,596	1,483	3,420	6
Consumer:
Real estate 1-4 family first mortgage	16,211	21,008	20,519	19,958	13,476
Real estate 1-4 family junior lien mortgage (1)	5,560	15,492	13,688	10,449	13,700
Total consumer	21,771	36,500	34,207	30,407	27,176

Total	$21,771	38,096	35,690	33,827	27,182

(1)	During first quarter 2012, $2.7 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)

Total commercial	$248	0.08%	$586	0.17%	$85	0.02%	$116	0.03%	$(42)	(0.01	) %
Consumer:
Real estate 1-4 family first mortgage	22,865	1.18	17,959	0.92	16,324	0.79	19,272	0.89	22,969	1.00
Real estate 1-4 family junior lien mortgage	30,060	3.80	32,162	3.85	30,784	3.49	32,108	3.49	42,395	4.38
Total consumer	52,925	1.94	50,121	1.79	47,108	1.60	51,380	1.66	65,364	1.99
Total	$53,173	1.74%	$50,707	1.61%	$47,193	1.42%	$51,496	1.49%	$65,322	1.78%

(1)  Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in first quarter 2012 were $53.2 million (1.74% of average total loans outstanding, annualized) compared with $65.3 million (1.78%) in first quarter 2011. Total net charge-offs decreased in first quarter 2012 in part due to lower average loan balances and as a result of continued modest improvement in economic conditions and aggressive loss mitigation activities aimed at working with our customers through their financial challenges. The majority of losses were in consumer real estate.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $22.9 million in first quarter 2012 compared with $23.0 million in first quarter 2011.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $30.1 million in first quarter 2012 reduced from $42.4 million in first quarter 2011 due to delinquency improvement within the portfolio. More information about the home equity portfolio is available in Table 7 in this Report.

Commercial and industrial and CRE net charge-offs in first quarter 2012 and 2011 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

 We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective as well as complex judgments. In addition, we review a variety of credit metrics and trends. However, these trends do not solely determine the appropriate level of the allowance as we use several analytical tools for such evaluation. For additional information on our allowance for credit losses, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in our 2011 Form 10-K.

 At March 31, 2012, the allowance for credit losses totaled $310.1 million, compared with $313.9 million, at December 31, 2011. We believe the allowance for credit losses of $310.1 million at March 31, 2012, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes.

 The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

 Total provision for credit losses was $51.3 million in first quarter 2012 and $52.5 million in first quarter 2011. The first quarter 2012 provision was $1.9 million less than net charge-offs. In first quarter 2011, the provision was lower than net charge-offs by $12.9 million. Primary drivers of the first quarter 2012 and 2011 provision reductions were decreased net charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower delinquent loan levels.

 In determining the appropriate allowance attributable to our residential real estate portfolios, our process considers the associated credit cost, including re-defaults of modified loans and projected loss severity for loan modifications that occur or are probable to occur. In addition, our process incorporates the estimated allowance associated with recent events including the Wells Fargo/Bank settlement regarding mortgage servicing and foreclosure practices and high risk portfolios defined in the Interagency Guidance.

 Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

 Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Components:
Allowance for loan losses	$309,913	313,762	292,746	311,495	389,310
Allowance for unfunded credit commitments	200	166	167	219	308
Allowance for credit losses	$310,113	313,928	292,913	311,714	389,618

Allowance for loan losses as a percentage of total loans	2.45%	2.50	2.29	2.30	2.73
Allowance for loan losses as a percentage of annualized net charge-offs	144.91	155.97	156.35	150.81	146.96
Allowance for credit losses as a percentage of total loans	2.45	2.50	2.30	2.30	2.73
Allowance for credit losses as a percentage of total nonaccrual loans	76.13	89.93	85.78	85.83	109.92

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 17% of our loan portfolio consisted of variable rate loans at March 31, 2012. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

 At March 31, 2012, approximately 83% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

 At March 31, 2012, $3.3 billion, or 24% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2012, our liabilities were $227.0 million, or 2% of our assets, while stockholders’ equity was $13.5 billion, or 98% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

 See Note 3 (Derivatives) to Financial Statements in this Report for more details.

MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending, investment in derivative financial instruments and borrowing activities.

 Due to the difference in fixed rates in our interest rate swaps, volatility is expected given certain interest rate fluctuations. If market rates were to decrease 100 basis points or 200 basis points, we would recognize short-term net gains on our interest rate swaps of $79 thousand or $157 thousand, respectively. If interest rates were to increase 100 basis points or 200 basis points, we would recognize short-term net losses on our interest rate swaps of $78 thousand or $156 thousand, respectively. These short-term fluctuations will eventually offset over the life of the interest rate swaps when held to maturity, with no change in cash flow occurring for the net positions. The changes in value of the net swap positions were calculated under the assumption there was a parallel shift in the LIBOR curve using 100 basis point and 200 basis point shifts, respectively.

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

 Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At March 31, 2012, there were no borrowings outstanding on our line of credit with the Bank.

 Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. In first quarter 2012, we purchased $943.5 million of loan participations from the Bank. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income.

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

 At March 31, 2012, our liabilities principally consist of dividends payable, deferred income tax liabilities and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, as part of issuing our Series A preferred securities, we have a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2011 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. One of these policies is critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We have identified the allowance for credit losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

 Management has reviewed and approved this critical accounting policy and has discussed this policy with the Audit Committee of Wachovia Funding’s board of directors. This policy is described in the “Critical Accounting Policy” section in our 2011 Form 10-K.

Current Accounting Developments

There are no current accounting pronouncements that have been issued by the Financial Accounting Standards Board (FASB) that would impact Wachovia Funding for this quarter.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” sections in our 2011 Form 10-K for more information about risks. Any factor in this Report or in our 2011 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors elsewhere in this Report that could adversely affect our financial results and condition.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of March 31, 2012, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of March 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2012 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2012	2011

Interest income	$216,916	280,340
Interest expense	-	-

Net interest income	216,916	280,340
Provision for credit losses	51,259	52,466

Net interest income after provision for credit losses	165,657	227,874

Noninterest income
Gain on interest rate swaps	56	110
Gain on loan sales to affiliate	-	113
Other	304	237

Total noninterest income	360	460

Noninterest expense
Loan servicing costs	10,804	12,983
Management fees	1,932	1,150
Foreclosed assets	2,340	2,546
Other	837	696

Total noninterest expense	15,913	17,375

Income before income tax expense	150,104	210,959
Income tax expense	89	92

Net income	150,015	210,867
Dividends on preferred stock	49,586	45,946

Net income applicable to common stock	$100,429	164,921

Per common share information
Earnings per common share	$1.00	1.65
Diluted earnings per common share	1.00	1.65
Dividends declared per common share	$1.50	2.24
Average common shares outstanding	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)
(in thousands, except shares)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,235,466	1,186,165
Loans, net of unearned income	12,639,638	12,543,776
Allowance for loan losses	(309,913)	(313,762)
Net loans	12,329,725	12,230,014
Interest rate swaps, net	1,028	963
Accounts receivable - affiliates, net	48,470	64,235
Other assets	65,145	53,018
Total assets	$13,679,834	13,534,395
Liabilities
Dividends payable - affiliates	$186,062	-
Deferred income taxes	4,448	9,327
Other liabilities	36,452	22,625
Total liabilities	226,962	31,952
Stockholders’ Equity
Preferred stock	743	743
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(575,479)	(525,908)
Total stockholders’ equity	13,452,872	13,502,443
Total liabilities and stockholders’ equity	$13,679,834	13,534,395

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	210,867	210,867
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.13 per share	-	-	-	(5,332)	(5,332)
Series C preferred securities at $6.38 per share	-	-	-	(27,020)	(27,020)
Common stock at $2.24 per share	-	-	-	(224,000)	(224,000)
Common stock special capital distribution	-	-	(2,500,000)	-	(2,500,000)

Balance, March 31, 2011	$743	1,000	16,026,608	(465,557)	15,562,794

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	150,015	150,015
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.15 per share	-	-	-	(6,028)	(6,028)
Series C preferred securities at $7.08 per share	-	-	-	(29,964)	(29,964)
Common stock at $1.50 per share	-	-	-	(150,000)	(150,000)

Balance, March 31, 2012	$743	1,000	14,026,608	(575,479)	13,452,872

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$150,015	210,867
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(34,674)	(67,937)
Provision for credit losses	51,259	52,466
Deferred income tax benefits	(4,879)	(4,924)
Other operating activities, net	1,119	(1,582)
Net cash provided by operating activities	162,840	188,890
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	(943,508)	-
Proceeds from payments and sales	843,563	1,501,753
Net cash provided (used) by investing activities	(99,945)	1,501,753
Cash flows from financing activities:
Decrease in cash realized from
Common stock special capital distributions	-	(2,500,000)
Cash dividends paid	(13,594)	(269,946)
Net cash used by financing activities	(13,594)	(2,769,946)
Net change in cash and cash equivalents	49,301	(1,079,303)
Cash and cash equivalents at beginning of period	1,186,165	2,774,299
Cash and cash equivalents at end of period	$1,235,466	1,694,996
Supplemental cash flow disclosures:
Cash paid for income taxes	$5,500	4,000
Change in non cash items:
Transfers from loans to foreclosed assets	4,897	4,482

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are discussed in our Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2). Actual results could differ from those estimates.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2011 Form 10-K.

Accounting Standards Adopted in 2012

In first quarter 2012, we adopted Accounting Standards Update (ASU or Update) ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

ASU 2011-04 modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This Update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. We adopted this guidance in first quarter 2012 with prospective application, resulting in expanded fair value disclosures. The measurement clarifications of this Update did not have a material effect on our consolidated financial statements.

Significant Accounting Policy Update

In first quarter 2012, we implemented the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties (Interagency Guidance), which was issued on January 31, 2012. As a result, we aligned our nonaccrual accounting policy with this guidance to accelerate the timing of placing junior lien loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual. Our updated nonaccrual policy is as follows:

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off and no restructuring has occurred; or

•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

There have been no other material changes to our significant accounting policies, as discussed in Note 1 in our 2011 Form 10-K.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2012. During this period there have been no material events that would require recognition in our first quarter 2012 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 60% of Wachovia Funding’s total loan balance at March 31, 2012.

The following table presents loans by segments and classes. Outstanding balances include a total net reduction of $570.7 million and $604.4 million at March 31, 2012 and December 31, 2011, respectively, for unearned discounts.

(in thousands)	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$281,512	287,174
Real estate mortgage	924,465	1,015,087
Real estate construction	39,821	45,887
Total commercial	1,245,798	1,348,148
Consumer:
Real estate 1-4 family first mortgage	8,124,256	7,945,746
Real estate 1-4 family junior lien mortgage	3,269,584	3,249,882
Total consumer	11,393,840	11,195,628
Total loans	$12,639,638	12,543,776

The following table summarizes the proceeds paid (excluding accrued interest receivable of $2.9 million in first quarter 2012) or received from the Bank for purchases and sales of loans, respectively.

			2012	2011

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$-	940,618	940,618	-	-	-
Sales	(900)	(16,312)	(17,212)	(5)	(31,248)	(31,253)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at March 31, 2012 and December 31, 2011 was $247.6 million and $329.6 million, respectively.

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

    The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in thousands)	2012	2011
Balance, beginning of quarter	$313,928	403,555
Provision for credit losses	51,259	52,466
Interest income on certain impaired loans (1)	(1,901)	(1,081)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-
Real estate mortgage	(252)	(43)
Total commercial	(252)	(43)
Consumer:
Real estate 1-4 family first mortgage	(23,324)	(23,400)
Real estate 1-4 family junior lien mortgage	(32,422)	(44,747)
Total consumer	(55,746)	(68,147)
Total loan charge-offs	(55,998)	(68,190)
Loan recoveries:
Commercial:
Commercial and industrial	-	-
Real estate mortgage	4	85
Total commercial	4	85
Consumer:
Real estate 1-4 family first mortgage	459	431
Real estate 1-4 family junior lien mortgage	2,362	2,352
Total consumer	2,821	2,783
Total loan recoveries	2,825	2,868
Net loan charge-offs	(53,173)	(65,322)
Balance, end of quarter	$310,113	389,618
Components:
Allowance for loan losses	$309,913	389,310
Allowance for unfunded credit commitments	200	308
Allowance for credit losses	$310,113	389,618
Net loan charge-offs as a percentage of average total loans	1.74%	1.78
Allowance for loan losses as a percentage of total loans	2.45	2.73
Allowance for credit losses as a percentage of total loans	2.45	2.73

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

    The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,

	2012			2011
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance, beginning of quarter	$23,091	290,837	313,928	26,413	377,142	403,555
Provision for credit losses	(2,886)	54,145	51,259	(3,505)	55,971	52,466
Interest income on certain impaired loans	-	(1,901)	(1,901)	-	(1,081)	(1,081)

Loan charge-offs	(252)	(55,746)	(55,998)	(43)	(68,147)	(68,190)
Loan recoveries	4	2,821	2,825	85	2,783	2,868
Net loan charge-offs	(248)	(52,925)	(53,173)	42	(65,364)	(65,322)
Balance, end of quarter	$19,957	290,156	310,113	22,950	366,668	389,618

    The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

		Allowance for credit losses			Recorded investment in loans
(in thousands)		Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2012

Collectively evaluated (1)	$	12,188	189,668	201,856	1,221,133	11,007,063	12,228,196
Individually evaluated (2)		7,769	100,488	108,257	18,097	332,878	350,975
Purchased credit-impaired (PCI) (3)		-	-	-	6,568	53,899	60,467
Total	$	19,957	290,156	310,113	1,245,798	11,393,840	12,639,638

December 31, 2011

Collectively evaluated (1)	$	12,487	188,604	201,091	1,320,845	10,815,112	12,135,957
Individually evaluated (2)		10,436	102,233	112,669	20,198	324,605	344,803
PCI (3)		168	-	168	7,105	55,911	63,016
Total	$	23,091	290,837	313,928	1,348,148	11,195,628	12,543,776

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on March 31, 2012, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2011.

COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Generally commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

March 31, 2012

By risk category:
Pass	$280,573	771,818	32,871	1,085,262
Criticized	939	152,647	6,950	160,536
Total commercial loans	$281,512	924,465	39,821	1,245,798

December 31, 2011

By risk category:
Pass	$286,228	852,464	35,705	1,174,397
Criticized	946	162,623	10,182	173,751
Total commercial loans	$287,174	1,015,087	45,887	1,348,148

  In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
March 31, 2012

By delinquency status:
Current-29 days past due (DPD) and still accruing	$281,373	892,794	39,641	1,213,808
30-89 DPD and still accruing	139	13,048	-	13,187
90+ DPD and still accruing	-	-	-	-
Nonaccrual loans	-	18,623	180	18,803
Total commercial loans	$281,512	924,465	39,821	1,245,798
December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$282,703	943,712	45,636	1,272,051
30-89 DPD and still accruing	4,471	48,320	-	52,791
90+ DPD and still accruing	-	1,923	-	1,923
Nonaccrual loans	-	21,132	251	21,383
Total commercial loans	$287,174	1,015,087	45,887	1,348,148

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

    The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2012

By delinquency status:
Current - 29 DPD	$7,832,553	3,140,517	10,973,070
30-59 DPD	68,301	37,622	105,923
60-89 DPD	45,002	24,251	69,253
90-119 DPD	28,298	18,219	46,517
120-179 DPD	40,868	24,720	65,588
180+ DPD	126,453	27,642	154,095
Remaining PCI accounting adjustments	(17,219)	(3,387)	(20,606)

Total consumer loans	$8,124,256	3,269,584	11,393,840

December 31, 2011

By delinquency status:
Current - 29 DPD	$7,645,674	3,098,012	10,743,686
30-59 DPD	80,409	48,886	129,295
60-89 DPD	42,387	27,824	70,211
90-119 DPD	34,471	21,434	55,905
120-179 DPD	39,314	28,939	68,253
180+ DPD	120,819	28,874	149,693
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2012

By updated FICO:
< 600	$537,442	379,503	916,945
600-639	338,540	187,654	526,194
640-679	589,646	318,679	908,325
680-719	1,197,708	532,917	1,730,625
720-759	1,570,201	663,443	2,233,644
760-799	2,378,976	751,826	3,130,802
800+	1,370,953	399,208	1,770,161
No FICO available	158,009	39,741	197,750
Remaining PCI accounting adjustments	(17,219)	(3,387)	(20,606)

Total consumer loans	$8,124,256	3,269,584	11,393,840

December 31, 2011

By updated FICO:
< 600	$537,949	387,232	925,181
600-639	321,284	195,122	516,406
640-679	572,899	331,988	904,887
680-719	1,128,538	514,089	1,642,627
720-759	1,542,772	634,491	2,177,263
760-799	2,324,799	757,186	3,081,985
800+	1,338,881	384,579	1,723,460
No FICO available	195,952	49,282	245,234
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

March 31, 2012

By LTV/CLTV:
0-60%	$3,594,912	679,526	4,274,438
60.01-80%	2,386,859	684,459	3,071,318
80.01-100%	1,305,167	789,611	2,094,778
100.01-120% (1)	493,843	592,086	1,085,929
> 120% (1)	316,068	522,507	838,575
No LTV/CLTV available	44,626	4,782	49,408
Remaining PCI accounting adjustments	(17,219)	(3,387)	(20,606)

Total consumer loans	$8,124,256	3,269,584	11,393,840

December 31, 2011

By LTV/CLTV:
0-60%	$3,764,740	676,585	4,441,325
60.01-80%	2,273,111	599,394	2,872,505
80.01-100%	1,098,818	812,647	1,911,465
100.01-120% (1)	473,691	614,633	1,088,324
> 120% (1)	303,808	545,323	849,131
No LTV/CLTV available	48,906	5,387	54,293
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar. 31 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	18,623	21,132
Real estate construction	180	251

Total commercial	18,803	21,383

Consumer:
Real estate 1-4 family first mortgage	235,737	228,363
Real estate 1-4 family junior lien mortgage (1)	152,824	99,347

Total consumer	388,561	327,710

Total nonaccrual loans
(excluding PCI)	$407,364	349,093

(1)	Includes $55.2 million at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.1 million at March 31, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar. 31, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	-	1,596
Real estate construction	-	-

Total commercial	-	1,596

Consumer:
Real estate 1-4 family first mortgage	16,211	21,008
Real estate 1-4 family junior lien mortgage (1)	5,560	15,492

Total consumer	21,771	36,500

Total past due (excluding PCI)	$21,771	38,096

(1)	During first quarter 2012, $2.7 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated loss which is included in the allowance for credit losses. Impaired loans exclude PCI loans.

Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $23.7 million at March 31, 2012 and $21.4 million at December 31, 2011.

	Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

March 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	23,296	17,917	17,917	7,669
Real estate construction	195	180	180	100

Total commercial	23,491	18,097	18,097	7,769

Consumer:
Real estate 1-4 family first mortgage	258,292	215,457	215,457	50,717
Real estate 1-4 family junior lien mortgage	124,465	117,421	117,421	49,771

Total consumer	382,757	332,878	332,878	100,488

Total impaired loans (excluding PCI)	$406,248	350,975	350,975	108,257

December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	25,684	19,947	19,947	10,330
Real estate construction	264	251	251	106

Total commercial	25,948	20,198	20,198	10,436
Consumer:
Real estate 1-4 family first mortgage	245,837	207,447	207,447	50,853
Real estate 1-4 family junior lien mortgage	124,974	117,158	117,158	51,380

Total consumer	370,811	324,605	324,605	102,233

Total impaired loans (excluding PCI)	$396,759	344,803	344,803	112,669

      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended March 31,
	2012		2011
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	1,957	-
Real estate mortgage	18,722	47	19,996	4
Real estate construction	231	-	366	-
Total commercial	18,953	47	22,319	4
Consumer:
Real estate 1-4 family first mortgage	203,327	2,809	143,031	1,483
Real estate 1-4 family junior lien mortgage	113,176	1,644	84,850	1,023

Total consumer	316,503	4,453	227,881	2,506

Total impaired loans	$335,456	4,500	250,200	2,510

Interest income:
Cash basis of accounting		$59		16
Other (1)		4,441		2,494

Total interest income		$4,500		2,510

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TDRS When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR. The following table summarizes how our loans were modified as TDRs in first quarter 2012 and 2011, including the financial effects of the modifications.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction

Quarter ended March 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	1,377	1,377	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	1,377	1,377	-	-	-

Consumer:
Real estate 1-4 family first mortgage	2,837	8,371	6,319	17,527	1,807	3.72	10,585
Real estate 1-4 family junior lien mortgage	492	4,997	1,451	6,940	73	6.08	5,489
Trial modifications (5)	-	-	23,681	23,681	-	-	-

Total consumer	3,329	13,368	31,451	48,148	1,880	4.53	16,074

Total	$3,329	13,368	32,828	49,525	1,880	4.53%	$16,074

Quarter ended March 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	2	2	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	2	2	-	-	-

Consumer:
Real estate 1-4 family first mortgage	1,449	14,375	5,270	21,094	702	3.68	15,400
Real estate 1-4 family junior lien mortgage	2,328	19,573	1,770	23,671	597	5.98	21,733
Trial modifications (5)	-	-	27,488	27,488	-	-	-

Total consumer	3,777	33,948	34,528	72,253	1,299	5.02	37,133

Total	$3,777	33,948	34,530	72,255	1,299	5.02%	$37,133

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $2.1 million and $1.0 million at March 31, 2012 and March 31, 2011, respectively.
(5)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified.

The previous table presents information on all loan modifications classified as TDRs. We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At March 31, 2012, the loans in trial modification period were $8.5 million under HAMP, $2.3 million under 2MP and $12.9 million under proprietary programs, compared with $ 8.7 million, $3.1 million and $9.6 million at December 31, 2011, respectively. While loans are in trial payment programs their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions. Trial modifications with a recorded investment of $11.3 million at March 31, 2012, and $12.1 million at December 31, 2011, were accruing loans and $12.4 million and $9.3 million, respectively, were nonaccruing loans. Our recent experience is that a majority of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Quarter ended March 31,
	2012	2011
(in thousands)	Recorded investment of defaults

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	-	-
Real estate construction	-	-

Total commercial	-	-

Consumer:
Real estate 1-4 family first mortgage	1,999	2,630
Real estate 1-4 family junior lien mortgage	1,352	842

Total consumer	3,351	3,472

Total	$3,351	3,472

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

At March 31, 2012, receive-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.21 years, weighted average receive rate of 7.45% and weighted average pay rate of 0.47%. Pay-fixed interest rate swaps with a notional amount of $4.1 billion had a weighted average maturity of 0.21 years, weighted average receive rate of 0.47% and weighted average pay rate of 5.72% at March 31, 2012. All of the interest rate swaps have variable pay or receive rates based on three- or six-month LIBOR. These swaps terminate in June 2012.

The total notional amounts and fair values for derivatives of which none are designated as hedging instruments were:

	March 31, 2012			December 31, 2011
	Notional or	Fair value		Notional or	Fair value
(in thousands)	contractual amount	Asset derivatives	Liability derivatives	contractual amount	Asset derivatives	Liability derivatives
Interest rate swaps	$8,200,000	146,870	111,582	8,200,000	139,056	103,833
Netting (1)		(145,842)	(111,582)		(138,093)	(103,833)
Total		$1,028	-		963	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

At March 31, 2012, our position in interest rate swaps was recorded as a net asset amount of $1.0 million on our consolidated balance sheet at fair value. The net amount was comprised of an asset of $146.9 million, a liability of $111.6 million, and a payable for cash deposited as collateral by counterparties of $34.3 million.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in first quarter 2012 were $56 thousand compared with $110 thousand in first quarter 2011.

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

Items Measured at Fair Value on a Recurring Basis The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at March 31, 2012
Assets
Interest rate swaps	$-	146,870	-	(145,842)	1,028

Total assets at fair value	$-	146,870	-	(145,842)	1,028
Liabilities
Interest rate swaps	$-	111,582	-	(111,582)	-

Total liabilities at fair value	$-	111,582	-	(111,582)	-

Balance at December 31, 2011
Assets
Interest rate swaps	$-	139,056	-	(138,093)	963

Total assets at fair value	$-	139,056	-	(138,093)	963

Liabilities
Interest rate swaps	$-	103,833	-	(103,833)	-
Total liabilities at fair value	$-	103,833	-	(103,833)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of March 31, 2012, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Disclosures about Fair Value of Financial Instruments The table below is a summary of fair value estimates by level for financial instruments excluding financial instruments recorded at fair value on a recurring basis as they are disclosed within the Items Measured at Fair Value on a Recurring Basis in the previous table. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

We have not included assets and liabilities that are not financial instruments in our disclosure, such as other assets, deferred taxes and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of Wachovia Funding.

	March 31, 2012					December 31, 2011
	Carrying	Estimated fair value				Carrying	Estimated
(in thousands)	amount	Level 1	Level 2	Level 3	Total	amount	fair value

Financial assets
Cash and cash equivalents	$1,235,466	1,235,466	-	-	1,235,466	1,186,165	1,186,165
Loans, net (1)	12,329,725	-	-	13,641,666	13,641,666	12,230,014	13,381,977

(1)	Unearned income was $570.7 million and $604.4 million at March 31, 2012 and December 31, 2011, respectively. Allowance for loan losses was $309.9 million at March 31, 2012 and $313.8 million at December 31, 2011.

Note 5: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	March 31, 2012 and December 31, 2011
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

	Quarter ended March 31,
(in thousands)	2012	2011

Income statement data
Interest income:
Accretion of discounts on loans	$38,271	67,515
Interest on Sweep/Eurodollar deposits (1)	624	189
Total interest income	38,895	67,704
Gain (loss) on loan sales to affiliate	-	113
Loan servicing costs (2)	10,796	12,973
Management fees	1,932	1,150
Cash collateral fees	4	13

(1)	Includes $221 thousand and $36 thousand from interest rate swaps for quarter ended March 31, 2012 and 2011, respectively.
(2)	Includes $3 thousand from interest rate swaps for both quarter ended March 31, 2012 and 2011, respectively.

	March 31,	Dec. 31,
	2012	2011
Balance sheet related data
Loans purchases (3)	$943,508	648,845
Loans sales (year-to-date data)	(17,212)	(85,096)
Sweep/Eurodollar deposits (4)	1,235,466	1,182,541
Dividends payable - affiliate	186,062	-
Accounts receivable - affiliates, net	48,470	64,235

(3)	Includes accrued interest, see Note 2 for additional details.
(4)	Includes $34.3 million from cash collateral investment at both March 31, 2012 and December 31, 2011.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements) to and from the Bank. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. The gains or losses on sales of loan participations are included within noninterest income. In 2012 and 2011, all of our purchases and sales were with the Bank.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees for 2012 and 2011 were calculated based on

Wells Fargo’s total monthly allocated costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees (FTEs), 2) total average assets and 3) total revenue.

Sweep/Eurodollar Deposits Our primary cash management vehicle changed to a sweep account with Wells Fargo during first quarter 2012. In the prior year, we had Eurodollar deposits with the Bank. Interest income earned on Sweep and Eurodollar deposit investments is included in interest income. The Sweep account is based on a different interest rate benchmark and will yield a higher rate of return.

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

Lines of Credit Wachovia Funding and its subsidiaries have lines of credit with the Bank. Under the terms of those facilities, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At March 31, 2012 and December 31, 2011, we had no outstandings under this facility.

Dividends Payable – Affiliates

Dividends payable - affiliates represents first quarter 2012 accrued dividends payable primarily to Wachovia Preferred Holding, which were paid on April 2, 2012.

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

Item 6.    Exhibits

(a)     Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wells Fargo & Company Supplementary Consolidating Financial Information (Unaudited).

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from Wachovia Funding’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheet at March 31, 2012, and December 31, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Financial Statements, tagged as blocks of text.*

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

Dated: May 9, 2012	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)