Form 10-Q
period 2012-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2012-08-08
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information

Item 1.	Financial Statements	Page
	Consolidated Statement of Income	24
	Consolidated Balance Sheet	25
	Consolidated Statement of Changes in Stockholders’ Equity	26
	Consolidated Statement of Cash Flows	27
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	28
	2 - Loans and Allowance for Credit Losses	29
	3 - Derivatives	43
	4 - Fair Values of Assets and Liabilities	44
	5 - Common and Preferred Stock	46
	6 - Transactions with Related Parties	48

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	7
	Risk Management	8
	Critical Accounting Policy	20
	Current Accounting Developments	20
	Forward-Looking Statements	21
	Risk Factors	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

Signature		51

Exhibit Index		50

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change June 30, 2012 from		Six months ended
(in thousands, except per share data)	June 30, 2012	Mar. 31, 2012	June 30, 2011	Mar. 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011	% Change

For the period
Net income	$181,987	150,015	250,336	21%	(27)	$332,002	461,203	(28	) %
Net income available to common stockholders	133,839	100,429	204,330	33	(34)	234,268	369,250	(37)
Diluted earnings per common share	1.34	1.00	2.04	34	(34)	2.34	3.69	(37)
Profitability ratios (annualized)
Return on average assets	5.38%	4.40	6.61	22	(19)	4.89%	5.87	(17)
Return on average stockholders’ equity	5.40	4.45	6.61	21	(18)	4.93	5.91	(17)
Average stockholders’ equity to assets	99.59	98.70	100.02	1	-	99.14	99.34	-
Dividend payout ratio	110.53	133.00	85.49	(17)	29	120.70	104.93	15
Total revenue	$225,993	217,276	243,080	4	(7)	$443,269	523,880	(15)
Average loans	12,262,259	12,259,816	13,892,819	-	(12)	12,261,037	14,369,111	(15)
Average assets	13,598,650	13,726,605	15,192,025	(1)	(10)	13,662,628	15,833,628	(14)
Net interest margin	6.57%	6.26	6.31	5	4	6.41%	6.63	(3)
Net loan charge-offs	$43,127	53,173	51,496	(19)	(16)	$96,300	116,818	(18)
As a percentage of average total loans (annualized)	1.41%	1.74	1.49	(19)	(5)	1.58%	1.64	(4)

At period end
Loans, net of unearned	$12,163,049	12,639,638	13,545,956	(4)	(10)	$12,163,049	13,545,956	(10)
Allowance for loan losses	292,780	309,913	311,495	(6)	(6)	292,780	311,495	(6)
As a percentage of total loans	2.41%	2.45	2.30	(2)	5	2.41%	2.30	5
Assets	$13,511,538	13,679,834	13,646,879	(1)	(1)	$13,511,538	13,646,879	(1)
Total stockholders’ equity	13,433,711	13,452,872	13,599,123	-	(1)	13,433,711	13,599,123	(1)
Total nonaccrual loans and foreclosed assets	403,461	414,133	366,723	(3)	10	403,461	366,723	10
As a percentage of total loans	3.32%	3.28	2.71	1	22	3.32%	2.71	22
Loans 90 days or more past due and still accruing (1)	$21,670	21,771	33,827	-	(36)	$21,670	33,827	(36)

(1)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Quarterly Report on Form 10-Q, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), and to the “Risk Factors” section in our 2012 First Quarter Report on Form 10-Q, filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of June 30, 2012, we had $13.5 billion in assets, which included $12.2 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At June 30, 2012, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ending December 31, 2012, we intend to comply with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. We currently believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

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

Financial Performance

We earned $182.0 million in second quarter 2012, or $1.34 diluted earnings per common share, compared with $250.3 million, or $2.04 per common share, in second quarter 2011. For the first half of 2012, our net income was $332.0 million, or $2.34 per common share, compared with $461.2 million, or $3.69 per common share a year ago. The first half and second quarter decrease in year over year net income was primarily attributable to a decline in interest income and a higher provision for credit losses in 2012 due to a reversal of provision in the second quarter 2011.

Loans

Total loans, which consist of loan participation interests, were $12.2 billion at June 30, 2012, compared with $12.5 billion at December 31, 2011. Loans represented approximately 90% and 93% of assets at June 30, 2012 and December 31, 2011, respectively. We reinvested loan pay-downs by purchasing $349.9 million and $1.3 billion of consumer loans from the Bank in second quarter and the first half of 2012, respectively. In the first half of 2011 we did not purchase loans from the Bank. Our board of directors declared special capital distributions of $4.5 billion to holders of our common stock in the first half of 2011 that reduced relatively high levels of cash on our balance sheet, in order to continue to qualify for the exemption from registration under the Investment Company Act. If in future periods we do not reinvest loan pay-downs at anticipated levels by purchasing loans, management may request our board of directors to consider an additional return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans were less than 1 percent of total loans at both June 30, 2012 and December 31, 2011. See Note 1 (Summary of Significant Accounting Policies – Loans) in our 2011 Form 10-K for additional information.

Our nonaccrual loans totaled $392.5 million at June 30, 2012, up from $349.1 million at December 31, 2011. The increase was primarily the result of reclassifying $55.2 million of real estate 1-4 family junior lien mortgages to nonaccrual status in first quarter 2012 in accordance with junior lien mortgage industry guidance issued by bank regulators during that quarter. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $48.1 million and $97.7 million for the second quarter and first half of 2012, which included $13.6 million and $27.2 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors. Distributions on preferred stock were $46.1 million and $92.0 million for the second quarter and first half of 2011, which included $13.6 million and $27.2 million, respectively, in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $153.0 million and $303.0 million for the second quarter and first half of 2012. Distributions made to holders of our common stock totaled $2.2 billion and $4.9 billion for second quarter and first half of 2011, which included $168.0 million and $392.0 million, respectively, in dividends and $2.0 billion and $4.5 billion, respectively, of special capital distributions.

Regulatory Capital

In June 2012, federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms (Basel III NPR), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. However, following the comment period, the FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. See also “Risk Factors” and “Note 5: Common and Preferred Stock”.

Earnings Performance

Net Income Available to Common Stockholders

We earned net income available to common stockholders of $234.3 million and $369.3 million in the first half of 2012 and 2011, respectively. For second quarter 2012, net income available to common stockholders was $133.8 million compared with $204.3 million in second quarter 2011. The first half and second quarter decrease in year over year net income was primarily attributable to a decline in interest income and a higher provision for credit losses in 2012 due to a reversal of provision in the second quarter 2011.

Interest Income

Interest income of $225.5 million in second quarter 2012 decreased $17.4 million, or 7%, compared with second quarter 2011. Interest income was $442.4 million in the first half of 2012 compared with $523.2 million a year ago. The decrease from 2011 relates primarily to lower average interest-earning assets coupled with changes in average yield.

The average yield on total interest-earning assets was 6.57% in second quarter 2012 compared with 6.31% in second quarter 2011. The increase in the average yield is due to higher accretion of discounts on purchased consumer loans. In second quarter 2012 and 2011, interest income included discount accretion of $44.3 million and $41.1 million, respectively.

The average yield on total interest-earning assets was 6.41% in the first half of 2012 compared with 6.63% in the first half of 2011. The overall decline in the average yield on the combined consumer and commercial loan portfolio was primarily attributable to a lower level of accretion of discounts on purchased consumer loans. In the first half of 2012 and 2011, interest income included discount accretion of $82.6 million and $108.6 million, respectively. The decrease in discount accretion was primarily driven by lower loan pay-downs and pay-offs in the first half of 2012 compared to the first half of 2011. Interest-bearing deposits and commercial loans as a percentage of total assets were higher during the first six months of 2012 as compared to the first half of 2011 resulting from the distribution of excess cash in the form of special capital distributions to common shareholders in the first half of 2011.

Average consumer loans in second quarter declined $1.3 billion compared with second quarter 2011 and average commercial loans declined $295.7 million compared with the same period of 2011. Average consumer loans decreased $1.8 billion to $11.0 billion compared with the first half of 2011 while average commercial loans decreased $265.9 million to $1.2 billion in the same period due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial real-estate secured loans and other REIT-eligible assets. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

Table 1 presents the components of earning assets and related average yield to provide an analysis of year-over-year changes that influenced interest income.

Table 1: Interest Income

	Six months ended June 30,
			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,246,724	14,852	2.39%	$1,512,619	17,539	2.34%
Real estate 1-4 family	11,014,313	426,006	7.75	12,856,492	505,304	7.91
Interest-bearing deposits in banks and other interest-earning assets	1,564,998	1,571	0.20	1,522,441	383	0.05

Total interest-earning assets	$13,826,035	442,429	6.41%	$15,891,552	523,226	6.63%

	Quarter ended June 30,
			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,198,939	7,081	2.37%	$1,494,672	8,566	2.30%
Real estate 1-4 family	11,063,320	217,483	7.88	12,398,147	234,124	7.57
Interest-bearing deposits in banks and other interest-earning assets	1,498,682	947	0.25	1,530,989	194	0.05

Total interest-earning assets	$13,760,941	225,511	6.57%	$15,423,808	242,884	6.31%

(1)	Includes taxable-equivalent adjustments.

Interest Expense

Wachovia Funding has a $1.0 billion line of credit with the Bank, and our subsidiaries Wachovia Real Estate Investment Corp. and Wachovia Preferred Realty, LLC (WPR) have lines of credit with the Bank of $1.0 billion and $200.0 million, respectively. Based on sufficient levels of cash and cash equivalents, we did not borrow on our line of credit in second quarter or the first half of 2012 or 2011; accordingly, we did not incur interest expense during these periods.

Provision for Credit Losses

The provision for credit losses was $79.2 million in the first half of 2012 compared with $27.5 million in the first half of 2011. Provision for credit losses of $27.9 million for second quarter 2012 compared with second quarter 2011 reversal of provision for credit losses of $25.0 million. Primary drivers of the 2012 provision increase were a decrease in the level of allowance release in the first half of 2012 compared with the first half of 2011 partially offset by lower net charge-offs in 2012. The decrease in charge-offs was primarily driven by improvement in consumer delinquency levels as well as lower loan balances. Please refer to the “—Balance Sheet Analysis and Risk Management—Allowance for Credit Losses” sections in this Report for additional information on the allowance for loan losses.

Noninterest Income

Noninterest income totaled $843 thousand in the first half of 2012 compared with $658 thousand in the first half of 2011, which included a $128 thousand net loss on loan sales to affiliate. Second quarter 2012 noninterest income was $483 thousand compared with $198 thousand for second quarter 2011, which included a $241 thousand net loss on loan sales to affiliate. Noninterest income also includes gains on interest rate swaps of $82 thousand and $26 thousand in the first half and second quarter of 2012, respectively, compared with gains of $253 thousand and $143 thousand in the first half and second quarter of 2011, respectively. The interest rate swaps terminated in June 2012.

Noninterest Expense

Noninterest expense totaled $31.9 million in the first half of 2012 compared with $35.0 million in the same period a year ago. Second quarter 2012 noninterest expense was $16.0 million compared with $17.6 million in second quarter 2011. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees, foreclosed assets expense and other expenses.

    Loan servicing costs decreased $3.6 million to $21.5 million in the first half of 2012, which reflected a decrease in the commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio.

    Management fees were $3.9 million in the first half of 2012 compared with $3.2 million in the first half of 2011. The increase in management fees relates to an increase in the rates of certain technology system and support expenses.

Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf.

    Foreclosed assets expense was $4.7 million in the first half of 2012 and $4.8 million in the first half of 2011. Substantially all of our real estate owned consists of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of WPR, our taxable REIT subsidiary, was $228 thousand and $158 thousand in the first half of 2012 and 2011, respectively. Income tax expense was $139 thousand and $66 thousand in second quarter 2012 and 2011, respectively. WPR held our interest rate swaps and holds certain cash investments.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.5 billion at June 30, 2012, and December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents were $1.5 billion at June 30, 2012 and $1.2 billion at December 31, 2011. In the first half of 2012, we reinvested loan pay-downs in loan participations by purchasing $1.3 billion of consumer loans from the Bank.

Loans

Loans, net of unearned income decreased $380.7 million to $12.2 billion at June 30, 2012, compared with $12.5 billion at December 31, 2011, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio partially offset by loan purchases. In the first half of 2012, we purchased consumer loans from the Bank at an estimated fair value of $1.3 billion. We did not purchase loans in the first half of 2011. At June 30, 2012 and December 31, 2011, consumer loans represented 91% and 89% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $21.0 million to $292.8 million at June 30, 2012, from $313.8 million at December 31, 2011. The decrease in the allowance is due to lower levels of inherent credit loss in the portfolio compared with prior year-end levels. The improvement in credit quality across the commercial and consumer portfolios reflected lower levels of delinquency.

At June 30, 2012, the allowance for loan losses included $271.8 million for consumer loans and $21.0 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps were carried at fair value, which resulted in a net asset position of $1.0 million at December 31, 2011. The interest rate swaps terminated in June 2012.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, and other transactions with the Bank.

Dividends Payable – Affiliates

Dividends payable – affiliates was $34.6 million at June 30, 2012, and represented second quarter 2012 dividends payable primarily to Wachovia Preferred Holding, and were paid on July 2, 2012.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity and funding risks.

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

The table below represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Credit Risk Management

Table 2: Total Loans Outstanding by Portfolio

Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
	June 30,	Dec. 31,	June 30,	Dec. 31,
(in thousands)	2012	2011	2012	2011
Commercial:
Commercial and industrial	$245,228	287,174	1.1	1.4
Real estate mortgage	869,594	1,015,087	3.7	3.8
Real estate construction	31,680	45,887	5.3	5.0
Total commercial	1,146,502	1,348,148	3.2	3.3
Consumer:
Real estate 1-4 family first mortgage	7,833,092	7,945,746	19.4	20.0
Real estate 1-4 family junior lien mortgage	3,183,455	3,249,882	17.3	17.9

Total consumer	11,016,547	11,195,628	18.8	19.4
Total loans	$12,163,049	12,543,776	17.3	17.7

The discussion that follows provides analysis of the risk elements of our various loan portfolios and updates to our credit risk management and measurement practices. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

By the nature of our status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate.

We continually evaluate and modify our credit policies. Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, Fair Isaac Corporation (FICO) scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses.

LOAN PORTFOLIO BY GEOGRAPHY The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	June 30, 2012
		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$299,095	1,003,410	407,292	1,709,797	14%
New Jersey	211,722	824,748	608,755	1,645,225	13
Pennsylvania	53,746	995,001	495,655	1,544,402	13
North Carolina	207,847	835,906	242,578	1,286,331	11
Virginia	174,765	604,892	315,192	1,094,849	9
All other states	199,327	3,569,135	1,113,983	4,882,445	40

Total loans	$1,146,502	7,833,092	3,183,455	12,163,049	100%

COMMERCIAL AND INDUSTRIAL LOANS Table 4 summarizes commercial and industrial loans by industry. We believe the commercial and industrial loans portfolio is appropriately underwritten and is diverse in its risk. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. A majority of our commercial and industrial loans portfolio is secured by short-term liquid assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry

	June 30, 2012
		% of
		total
(in thousands)	Total	loans

Management of companies and enterprises	$141,573	58%
Other services (except public administration)	34,170	14
Real estate-other (1)	27,068	11
Manufacturing	22,110	9
Healthcare and social assistance	5,900	2
Construction	5,012	2
Wholesale trade	4,256	2
Finance and insurance	2,325	1
Other	2,814	1

Total loans	$245,228	100%

(1)  Includes lessors, building operators and real estate agents.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. Table 5 summarizes CRE loans by state and property type. In August 2012, we expect to complete the purchase of approximately $800 million in CRE mortgage loans which will increase the size of our CRE portfolio. The underwriting of CRE loans primarily focuses on cash flows inherent in the creditworthiness of the customer, in addition to collateral valuations. To identify and manage newly emerging problem CRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates.

Table 5: CRE Loans by State and Property Type

	June 30, 2012
				% of
	Real estate	Real estate		total
(in thousands)	mortgage	construction	Total	loans

By state:
Florida	$259,214	9,259	268,473	30%
North Carolina	191,242	12,050	203,292	23
New Jersey	161,553	2,080	163,633	18
Georgia	41,620	1,203	42,823	5
South Carolina	42,207	501	42,708	5
All other states	173,758	6,587	180,345	19

Total loans	$869,594	31,680	901,274	100%

By property:
Office buildings	$210,323	5,106	215,429	24%
Industrial/warehouse	174,840	-	174,840	19
Retail (excluding shopping center)	138,007	1,998	140,005	16
Shopping center	84,657	-	84,657	9
Hotel/motel	76,867	31	76,898	9
Real estate - other	64,846	6,954	71,800	8
Apartments	55,594	723	56,317	6
Institutional	48,359	-	48,359	5
Land (excluding 1-4 family)	10,847	13,076	23,923	3
Agriculture	2,329	3,792	6,121	1
Other	2,925	-	2,925	-

Total loans	$869,594	31,680	901,274	100%

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

We also monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

The Bank and/or other Wells Fargo affiliates act as servicer for our loan portfolio, including our consumer real estate loans. See the “Risk Management – Credit Risk Management” section in our 2011 Form 10-K for discussion of the Bank’s settlement with various banking regulators’ involving mortgage loan servicing and foreclosure practices. We believe this settlement will not have a material impact on our financial statements.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	June 30, 2012
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Pennsylvania	$1,490,656	68%
New Jersey	1,433,503	72
Florida	1,410,702	83
North Carolina	1,078,484	71
Virginia	920,084	71
All other states	4,683,118	72

Total loans	$11,016,547

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

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

In first quarter 2012, we implemented Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit

Secured by Junior Liens on 1-4 Family Residential Properties issued January 31, 2012 (Interagency Guidance). Junior lien loans are now reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure. This action had minimal financial impact as the expected loss content of these loans was already considered in the loan loss allowance. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

Table 7 summarizes quarterly delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses.

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balance		or more past due		Quarter ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2011	2012	2011	2012	2012	2011	2011	2011

New Jersey	$609,572	668,234	5.27%	5.69	3.21	3.67	4.01	3.86	2.87
Pennsylvania	492,750	534,996	3.41	3.90	2.62	1.36	2.38	1.80	2.65
Florida	402,840	453,952	4.34	5.66	6.54	7.03	7.52	5.35	7.83
Virginia	318,163	332,236	2.70	3.12	3.15	2.50	2.05	2.51	2.30
North Carolina	238,154	257,958	3.08	3.83	3.46	3.60	2.43	3.05	2.74
Other	1,105,904	985,059	3.50	4.86	3.43	4.27	3.84	3.78	2.98

Total	$3,167,383	3,232,435	3.82	4.73	3.64	3.82	3.86	3.50	3.50

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $16,072 at June 30, 2012 and $17,447 at December 31, 2011.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off and no restructuring has occurred; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

Table 8 provides the comparative data for nonaccrual loans and foreclosed assets.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2012	2011	2011	2011

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	-	900
Real estate mortgage	22,324	18,623	21,132	25,834	21,799
Real estate construction	29	180	251	263	563

Total commercial	22,353	18,803	21,383	26,097	23,262

Consumer:
Real estate 1-4 family first mortgage	233,500	235,737	228,363	212,626	231,414
Real estate 1-4 family junior lien mortgage (1)	136,609	152,824	99,347	102,763	108,520

Total consumer	370,109	388,561	327,710	315,389	339,934

Total nonaccrual loans	392,462	407,364	349,093	341,486	363,196

Foreclosed assets	10,999	6,769	6,926	7,418	3,527

Total nonperforming assets	$403,461	414,133	356,019	348,904	366,723

As a percentage of total loans	3.32%	3.28	2.84	2.73	2.71

(1)  Includes $55.2 million at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2012	2011	2011	2011

Commercial nonaccrual loans
Balance, beginning of quarter	$18,803	21,383	26,097	23,262	23,797
Inflows	4,796	1,871	1,469	3,268	888
Outflows	(1,246)	(4,451)	(6,183)	(433)	(1,423)

Balance, end of quarter	22,353	18,803	21,383	26,097	23,262

Consumer nonaccrual loans
Balance, beginning of quarter	388,561	327,710	315,389	339,934	330,655
Inflows (1)	89,718	154,618	109,847	87,055	96,860
Outflows:
Returned to accruing	(53,016)	(42,556)	(51,317)	(67,175)	(32,658)
Foreclosures	(7,696)	(4,897)	(1,946)	(2,233)	(5,984)
Charge-offs	(38,171)	(42,903)	(37,660)	(29,594)	(31,697)
Payment, sales and other	(9,287)	(3,411)	(6,603)	(12,598)	(17,242)

Total outflows	(108,170)	(93,767)	(97,526)	(111,600)	(87,581)

Balance, end of quarter	370,109	388,561	327,710	315,389	339,934

Total nonaccrual loans	$392,462	407,364	349,093	341,486	363,196

(1)	March 31, 2012 includes $55.2 million of junior liens classified as nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that reach a specified past due status, offset by reductions for loans that are charged off, sold, transferred to foreclosed assets, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities.

Nonaccrual loans increased to $392.5 million at June 30, 2012, from $349.1 million at December 31, 2011. As noted previously, the first quarter 2012 increase primarily related to classification of $55.2 million of junior liens to nonaccrual upon implementation of the Interagency Guidance.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs) (1)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2012	2011	2011	2011

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	5,134	2,664	2,470	2,582	2,426
Real estate construction	-	-	-	-	-

Total commercial TDRs	5,134	2,664	2,470	2,582	2,426

Consumer TDRs:
Real estate 1-4 family first mortgage	206,720	198,756	191,773	179,694	162,459
Real estate 1-4 family junior lien mortgage	108,726	110,441	111,463	109,645	103,765
Trial modifications (1)	22,875	23,681	21,369	20,373	28,259

Total consumer TDRs	338,321	332,878	324,605	309,712	294,483

Total TDRs	$343,455	335,542	327,075	312,294	296,909

TDRs on nonaccrual status	$96,465	97,942	85,733	87,368	106,155

TDRs on accrual status	246,990	237,600	241,342	224,926	190,754

Total TDRs	$343,455	335,542	327,075	312,294	296,909

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

Table 11: Analysis of Changes in TDRs

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2012	2011	2011	2011

Commercial TDRs:
Balance, beginning of quarter	$2,664	2,470	2,582	2,426	2,439
Inflows	2,505	1,377	-	156	-
Outflows	(35)	(1,183)	(112)	-	(13)

Balance, end of quarter	5,134	2,664	2,470	2,582	2,426

Consumer TDRs:
Balance, beginning of quarter	332,878	324,605	309,712	294,483	253,056
Inflows	19,722	19,648	27,840	42,219	52,207
Outflows:
Charge-offs	(7,693)	(7,223)	(6,618)	(5,621)	(3,020)
Foreclosures	(749)	(141)	-	(36)	(230)
Payments, sales and other (1)	(5,031)	(6,323)	(7,325)	(13,447)	(8,301)
Net change in trial modifications (2)	(806)	2,312	996	(7,886)	771

Total outflows	(14,279)	(11,375)	(12,947)	(26,990)	(10,780)

Balance, end of quarter	338,321	332,878	324,605	309,712	294,483

Total TDRs	$343,455	335,542	327,075	312,294	296,909

(1)	Other outflows include normal amortization/accretion of loan basis adjustments.
(2)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that a majority of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Table 10 provides information regarding the recorded investment of loans modified in TDRs. Table 11 provides an analysis of the changes in TDRs. The allowance for loan losses for TDRs was $101.9 million and $104.3 million at June 30, 2012 and December 31, 2011, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $8.4 million at June 30, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Loans 90 days or more past due and still accruing at June 30, 2012, were down $16.4 million, or 43%, from December 31, 2011, of which $2.7 million of this decline resulted from implementation of the Interagency Guidance in first quarter 2012. The additional decline is due to loss mitigation activities including modifications, charge-offs, seasonally lower early stage delinquency levels, and credit stabilization. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2012	2012	2011	2011	2011

Commercial:
Commercial and industrial	$-	-	-	-	2
Real estate mortgage	-	-	1,596	1,483	3,418
Real estate construction	-	-	-	-	-

Total commercial	-	-	1,596	1,483	3,420

Consumer:
Real estate 1-4 family first mortgage	16,343	16,211	21,008	20,519	19,958
Real estate 1-4 family junior lien mortgage (1)	5,327	5,560	15,492	13,688	10,449

Total consumer	21,670	21,771	36,500	34,207	30,407

Total	$21,670	21,771	38,096	35,690	33,827

(1)	During first quarter 2012, $2.7 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	June 30,		March 31,		December 31,		September 30,		June 30,
	2012		2012		2011		2011		2011
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$187	0.06%	$248	0.08%	$586	0.17%	$85	0.02%	$116	0.03%
Consumer:
Real estate 1-4 family first mortgage	14,327	0.73	22,865	1.18	17,959	0.92	16,324	0.79	19,272	0.89
Real estate 1-4 family junior lien mortgage	28,613	3.62	30,060	3.80	32,162	3.85	30,784	3.49	32,108	3.49

Total consumer	42,940	1.56	52,925	1.94	50,121	1.79	47,108	1.60	51,380	1.66

Total	$43,127	1.41%	$53,173	1.74%	$50,707	1.61%	$47,193	1.42%	$51,496	1.49%

(1)	Quarterly net charge-offs as a percentage of average loans are annualized.

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in second quarter 2012 were $43.1 million (1.41% of average total loans outstanding, annualized) compared with $51.5 million (1.49%) in second quarter 2011. Total net charge-offs decreased in second quarter 2012 in part due to lower average loan balances and as a result of continued modest improvement in economic conditions and aggressive loss mitigation activities aimed at working with our customers through their financial challenges. The majority of net losses were in consumer real estate.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $14.3 million in second quarter 2012 compared with $19.3 million in second quarter 2011 due to delinquency improvement within the portfolio.

Net charge-offs in the real estate 1-4 family junior lien portfolio were $28.6 million in second quarter 2012 reduced from $32.1 million in second quarter 2011 due to delinquency improvement within the portfolio. More information about the home equity portfolio is available in Table 7 in this Report.

Commercial and industrial and CRE net charge-offs in second quarter 2012 and 2011 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small net losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

At June 30, 2012, the allowance for credit losses totaled $293.0 million, compared with $313.9 million, at December 31, 2011. We believe the allowance for credit losses of $293.0 million at June 30, 2012, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

Total provision for credit losses was $79.2 million and $27.9 million in the first half and second quarter of 2012, respectively. Total provision for credit losses was $27.5 million and a net reversal of $25.0 million in the first half and second quarter of 2011, respectively. The first half and second quarter of 2012 provision was $17.1 million and $15.2 million, respectively, less than net charge-offs. The first half and second quarter of 2011 provision was $89.3 million and $76.4 million, respectively, less than net charge-offs. Primary drivers of the 2012 and 2011 provision reductions were decreased net charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower delinquent loan levels.

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

Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011

Components:
Allowance for loan losses	$292,780	309,913	313,762	292,746	311,495
Allowance for unfunded credit commitments	258	200	166	167	219

Allowance for credit losses	$293,038	310,113	313,928	292,913	311,714

Allowance for loan losses as a percentage of total loans	2.41%	2.45	2.50	2.29	2.30
Allowance for loan losses as a percentage of annualized net charge-offs	168.79	144.91	155.97	156.35	150.81
Allowance for credit losses as a percentage of total loans	2.41	2.45	2.50	2.30	2.30
Allowance for credit losses as a percentage of total nonaccrual loans	74.67	76.13	89.93	85.78	85.83

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 16% of our loan portfolio consisted of variable rate loans at June 30, 2012. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At June 30, 2012, approximately 84% of our loans had fixed interest rates. Such loans increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2012, $3.5 billion, or 26% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2012, our liabilities were $77.8 million, or 1% of our assets, while stockholders’ equity was $13.4 billion, or 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

MARKET RISK Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and borrowing activities.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the line of credit we have with the Bank as a short-term liquidity source. Generally, we repay these borrowings within several months as we receive cash on loan pay-downs from our loan portfolio. At June 30, 2012, there were no borrowings outstanding on our line of credit with the Bank.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. In the first half of 2012, we purchased $1.3 billion of loan participations from the Bank. If in future periods we do not reinvest loan pay-downs at anticipated levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income.

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

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. However, following the comment period, the FRB may not adopt the Basel III NPR as proposed or may make additional change to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities. We continue to monitor and evaluate the potential impact on regulatory capital and liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, including the Basel III NPR, throughout the rule-making process.

At June 30, 2012, our liabilities principally consist of dividends payable to affiliates and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the certificate of designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; possible capital distributions; the expected outcome and impact of proposed regulatory capital standards, including the Basel III NPR, the possibility of the Series A preferred securities no longer constituting Tier 1 capital of Wells Fargo or the Bank, and the possibility of a Regulatory Capital Event; the expected outcome and impact of legal, regulatory and legislative developments, including the effects to Wachovia Funding of the agreement in principle between Wells Fargo, the Bank and certain regulatory authorities related to mortgage servicing and foreclosure practices; and Wachovia Funding’s plans, objectives and strategies.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	the effect of political and economic conditions and geopolitical events;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers repayment of our loan participations;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;

•	investor sentiment and confidence in the financial markets;

•	our reputation;

•	the impact of current, pending and future legislation, regulation and legal actions, including capital standards applicable to the Bank or Wells Fargo (including the proposed Basel III NPR);
•	changes in accounting standards, rules and interpretations;

•	mergers and acquisitions, and our ability to integrate them;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” sections in our 2011 Form 10-K and 2012 First Quarter Report on Form 10-Q for more information about risks. Any factor described below or elsewhere in this Report or in our 2011 Form 10-K and 2012 First Quarter Report on Form 10-Q could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors not described below or elsewhere in this Report that could adversely affect our financial results and condition.

The following risk factor supplements the risk factors set f0rth in our 2011 Form 10-K and 2012 First Quarter Report on Form 10-Q and should be read in conjunction with the other risk factors described in those reports.

Changes to regulatory capital standards if adopted, may cause our Series A preferred securities to be redeemed early. Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, among other things, if regulators adopt capital standards such that the Series A preferred securities no longer constitute Tier 1 capital for Wells Fargo or the Bank, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation. In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. If the FRB adopts the Basel III NPR in its current proposed form, it is possible that Wachovia Funding may be able to redeem the Series A preferred securities because the Series A preferred securities may no longer constitute Tier 1 capital for Wells Fargo or the Bank. However, following the comment period, the FRB may not adopt the Basel III NPR in the proposed form or may make additional changes to the Tier 1 capital regulations affecting the Series A preferred securities. We will continue to monitor the proposed capital standards and whether such capital standards would result in our determination that a Regulatory Capital Event as defined in our certificate of incorporation has occurred and therefore cause the Series A preferred securities to become redeemable under their terms. Although any such redemption must be in whole for a redemption price of $25.00 per Series A preferred security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities.

Unexpected rates of loan prepayments may cause us to violate the Investment Company Act of 1940 or cause a decrease in our net income. We generally reinvest the cash from loan pay-downs and prepayments in purchasing new loan participations. In the event we are unable to purchase new loan participations, determine not to purchase loan participations, or if actual prepayment rates exceed the expected rates, excess cash may accumulate on our balance sheet. If we have cash on our balance sheet greater than permitted pursuant to exemptions from registration under the Investment Company Act of 1940, we may violate such act. In order to avoid any such violation, we may request our board of directors to consider a return of capital to holders of our common stock.

Additionally, we earn interest income on our loan participation portfolio. Excessive loan prepayments may cause our loan participation portfolio balances to decline and may decrease our net income.

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of June 30, 2012, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of June 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2012 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Interest income	$225,510	242,882	442,426	523,222
Interest expense	-	-	-	-

Net interest income	225,510	242,882	442,426	523,222
Provision (reversal of provision) for credit losses	27,915	(24,953)	79,174	27,513

Net interest income after provision (reversal of provision) for credit losses	197,595	267,835	363,252	495,709

Noninterest income
Gain on interest rate swaps	26	143	82	253
Gain (loss) on loan sales to affiliate	-	(241)	-	(128)
Other	457	296	761	533

Total noninterest income	483	198	843	658

Noninterest expense
Loan servicing costs	10,744	12,171	21,548	25,154
Management fees	1,920	2,020	3,852	3,170
Foreclosed assets	2,331	2,276	4,671	4,822
Other	957	1,164	1,794	1,860

Total noninterest expense	15,952	17,631	31,865	35,006

Income before income tax expense	182,126	250,402	332,230	461,361
Income tax expense	139	66	228	158

Net income	181,987	250,336	332,002	461,203
Dividends on preferred stock	48,148	46,006	97,734	91,953

Net income applicable to common stock	$133,839	204,330	234,268	369,250

Per common share information
Earnings per common share	$1.34	2.04	2.34	3.69
Diluted earnings per common share	1.34	2.04	2.34	3.69
Dividends declared per common share	$1.53	1.68	3.03	3.92
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	June 30,	December 31,
(in thousands, except shares)	2012	2011

Assets
Cash and cash equivalents	$1,519,481	1,186,165
Loans, net of unearned income	12,163,049	12,543,776
Allowance for loan losses	(292,780)	(313,762)

Net loans	11,870,269	12,230,014

Interest rate swaps, net	-	963
Accounts receivable - affiliates, net	66,001	64,235
Other assets	55,787	53,018

Total assets	$13,511,538	13,534,395

Liabilities
Dividends payable - affiliates	$34,550	-
Deferred income taxes	-	9,327
Other liabilities	43,277	22,625

Total liabilities	77,827	31,952

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(594,640)	(525,908)

Total stockholders’ equity	13,433,711	13,502,443

Total liabilities and stockholders’ equity	$13,511,538	13,534,395

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	461,203	461,203
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.27 per share	-	-	-	(10,668)	(10,668)
Series C preferred securities at $12.77 per share	-	-	-	(54,058)	(54,058)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.92 per share	-	-	-	(392,000)	(392,000)
Common stock special capital distribution	-	-	(4,500,000)	-	(4,500,000)

Balance, June 30, 2011	$743	1,000	14,026,608	(429,228)	13,599,123

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	332,002	332,002
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.29 per share	-	-	-	(11,773)	(11,773)
Series C preferred securities at $13.87 per share	-	-	-	(58,734)	(58,734)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.03 per share	-	-	-	(303,000)	(303,000)

Balance, June 30, 2012	$743	1,000	14,026,608	(594,640)	13,433,711

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$332,002	461,203
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(75,565)	(109,515)
Provision for credit losses	79,174	27,513
Deferred income tax benefits	(9,327)	(9,442)
Other operating activities, net	3,471	11,406
Net cash provided by operating activities	329,755	381,165
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	(1,293,386)	-
Proceeds from payments and sales	1,648,467	2,159,914
Interest rate swaps	35,326	36,360
Net cash provided (used) by investing activities	390,407	2,196,274
Cash flows from financing activities:
Decrease in cash realized from
Collateral held on interest rate swaps	(34,260)	(35,184)
Common stock special capital distributions	-	(4,500,000)
Cash dividends paid	(352,586)	(483,914)

Net cash used by financing activities	(386,846)	(5,019,098)

Net change in cash and cash equivalents	333,316	(2,441,659)
Cash and cash equivalents at beginning of period	1,186,165	2,774,299
Cash and cash equivalents at end of period	$1,519,481	332,640
Supplemental cash flow disclosures:
Cash paid for income taxes	$5,500	9,000
Change in non cash items:
Transfers from loans to foreclosed assets	11,780	8,943

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

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end June 30, 2012. During this period there have been no material events that would require recognition in our second quarter 2012 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. By the nature of Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 60% of Wachovia Funding’s total loan balance at June 30, 2012.

The following table presents loans by segments and classes. Outstanding balances include a total net reduction of $533.5 million and $604.4 million at June 30, 2012 and December 31, 2011, respectively, for unearned discounts.

(in thousands)	June 30, 2012	December 31, 2011

Commercial:
Commercial and industrial	$245,228	287,174
Real estate mortgage	869,594	1,015,087
Real estate construction	31,680	45,887

Total commercial	1,146,502	1,348,148
Consumer:
Real estate 1-4 family first mortgage	7,833,092	7,945,746
Real estate 1-4 family junior lien mortgage	3,183,455	3,249,882

Total consumer	11,016,547	11,195,628

Total loans	$12,163,049	12,543,776

The following table summarizes the proceeds paid (including accrued interest receivable of $1.2 million and $4.1 million in the second quarter and first half of 2012,

respectively) or received from the Bank for purchases and sales of loans, respectively.

			2012	2011

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Purchases	$-	349,877	349,877	-	-	-
Sales	-	(11,753)	(11,753)	(914)	(19,746)	(20,660)

Six months ended June 30,
Purchases	$-	1,293,386	1,293,386	-	-	-
Sales	(900)	(28,065)	(28,965)	(919)	(50,994)	(51,913)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at June 30, 2012 and December 31, 2011 was $370.5 million and $329.6 million, respectively.

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

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Balance, beginning of period	$310,113	389,618	313,928	403,555
Provision (reversal of provision) for credit losses	27,915	(24,953)	79,174	27,513
Interest income on certain impaired loans (1)	(1,863)	(1,455)	(3,764)	(2,536)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Real estate mortgage	(13)	(93)	(265)	(136)
Real estate construction	(180)	(209)	(180)	(209)
Total commercial	(193)	(302)	(445)	(345)
Consumer:
Real estate 1-4 family first mortgage	(15,168)	(19,879)	(38,492)	(43,279)
Real estate 1-4 family junior lien mortgage	(31,449)	(34,020)	(63,871)	(78,767)
Total consumer	(46,617)	(53,899)	(102,363)	(122,046)
Total loan charge-offs	(46,810)	(54,201)	(102,808)	(122,391)
Loan recoveries:
Commercial:
Commercial and industrial	-	166	-	166
Real estate mortgage	-	20	4	105
Real estate construction	6	-	6	-
Total commercial	6	186	10	271
Consumer:
Real estate 1-4 family first mortgage	841	607	1,300	1,038
Real estate 1-4 family junior lien mortgage	2,836	1,912	5,198	4,264
Total consumer	3,677	2,519	6,498	5,302
Total loan recoveries	3,683	2,705	6,508	5,573

Net loan charge-offs	(43,127)	(51,496)	(96,300)	(116,818)

Balance, end of period	$293,038	311,714	293,038	311,714
Components:
Allowance for loan losses	$292,780	311,495	292,780	311,495
Allowance for unfunded credit commitments	258	219	258	219
Allowance for credit losses	$293,038	311,714	293,038	311,714
Net loan charge-offs (annualized) as a percentage of average total loans	1.41%	1.49	1.58%	1.64
Allowance for loan losses as a percentage of total loans	2.41	2.30	2.41	2.30
Allowance for credit losses as a percentage of total loans	2.41	2.30	2.41	2.30

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2012			2011
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Balance, beginning of period	$19,957	290,156	310,113	22,950	366,668	389,618
Provision (reversal of provision) for credit losses	1,487	26,428	27,915	4,513	(29,466)	(24,953)
Interest income on certain impaired loans	-	(1,863)	(1,863)	-	(1,455)	(1,455)

Loan charge-offs	(193)	(46,617)	(46,810)	(302)	(53,899)	(54,201)
Loan recoveries	6	3,677	3,683	186	2,519	2,705
Net loan charge-offs	(187)	(42,940)	(43,127)	(116)	(51,380)	(51,496)
Balance, end of period	$21,257	271,781	293,038	27,347	284,367	311,714

Six months ended June 30,
Balance, beginning of period	$23,091	290,837	313,928	26,413	377,142	403,555
Provision (reversal of provision) for credit losses	(1,399)	80,573	79,174	1,008	26,505	27,513
Interest income on certain impaired loans	-	(3,764)	(3,764)	-	(2,536)	(2,536)

Loan charge-offs	(445)	(102,363)	(102,363)	(345)	(122,046)	(122,391)
Loan recoveries	10	6,498	6,508	271	5,302	5,573

Net loan charge-offs	(435)	(95,865)	(96,300)	(74)	(116,744)	(116,818)
Balance, end of period	$21,257	271,781	293,038	27,347	284,367	311,714

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2012

Collectively evaluated (1)	$13,328	171,327	184,655	1,118,912	10,626,445	11,745,357
Individually evaluated (2)	7,929	100,454	108,383	21,103	338,322	359,425
Purchased credit-impaired (PCI) (3)	-	-	-	6,487	51,780	58,267
Total	$21,257	271,781	293,038	1,146,502	11,016,547	12,163,049

December 31, 2011

Collectively evaluated (1)	$12,487	188,604	201,091	1,320,845	10,815,112	12,135,957
Individually evaluated (2)	10,436	102,233	112,669	20,198	324,605	344,803
PCI (3)	168	-	168	7,105	55,911	63,016
Total	$23,091	290,837	313,928	1,348,148	11,195,628	12,543,776

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on June 30, 2012, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2012.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

June 30, 2012

By risk category:
Pass	$245,228	736,239	24,894	1,006,361
Criticized	-	133,355	6,786	140,141

Total commercial loans	$245,228	869,594	31,680	1,146,502

December 31, 2011

By risk category:
Pass	$286,228	852,464	35,705	1,174,397
Criticized	946	162,623	10,182	173,751

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total
June 30, 2012

By delinquency status:
Current-29 days past due (DPD) and still accruing	$245,228	838,252	31,651	1,115,131
30-89 DPD and still accruing	-	7,232	-	7,232
90+ DPD and still accruing	-	1,786	-	1,786
Nonaccrual loans	-	22,324	29	22,353

Total commercial loans	$245,228	869,594	31,680	1,146,502
December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$282,703	943,712	45,636	1,272,051
30-89 DPD and still accruing	4,471	48,320	-	52,791
90+ DPD and still accruing	-	1,923	-	1,923
Nonaccrual loans	-	21,132	251	21,383

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

June 30, 2012

By delinquency status:
Current - 29 DPD	$7,538,415	3,062,248	10,600,663
30-59 DPD	73,055	35,430	108,485
60-89 DPD	38,559	24,850	63,409
90-119 DPD	26,796	14,786	41,582
120-179 DPD	35,824	21,249	57,073
180+ DPD	136,801	28,024	164,825
Remaining PCI accounting adjustments	(16,358)	(3,132)	(19,490)

Total consumer loans	$7,833,092	3,183,455	11,016,547

December 31, 2011

By delinquency status:
Current - 29 DPD	$7,645,674	3,098,012	10,743,686
30-59 DPD	80,409	48,886	129,295
60-89 DPD	42,387	27,824	70,211
90-119 DPD	34,471	21,434	55,905
120-179 DPD	39,314	28,939	68,253
180+ DPD	120,819	28,874	149,693
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

June 30, 2012

By updated FICO:
< 600	$510,982	343,290	854,272
600-639	338,761	190,455	529,216
640-679	594,046	314,489	908,535
680-719	1,207,352	521,032	1,728,384
720-759	1,570,323	658,177	2,228,500
760-799	2,167,462	746,146	2,913,608
800+	1,270,983	386,590	1,657,573
No FICO available	189,541	26,408	215,949
Remaining PCI accounting adjustments	(16,358)	(3,132)	(19,490)

Total consumer loans	$7,833,092	3,183,455	11,016,547

December 31, 2011

By updated FICO:
< 600	$537,949	387,232	925,181
600-639	321,284	195,122	516,406
640-679	572,899	331,988	904,887
680-719	1,128,538	514,089	1,642,627
720-759	1,542,772	634,491	2,177,263
760-799	2,324,799	757,186	3,081,985
800+	1,338,881	384,579	1,723,460
No FICO available	195,952	49,282	245,234
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

June 30, 2012

By LTV/CLTV:
0-60%	$3,459,469	664,031	4,123,500
60.01-80%	2,297,479	689,065	2,986,544
80.01-100%	1,296,114	788,605	2,084,719
100.01-120% (1)	466,067	573,356	1,039,423
> 120% (1)	268,039	466,423	734,462
No LTV/CLTV available	62,282	5,107	67,389
Remaining PCI accounting adjustments	(16,358)	(3,132)	(19,490)

Total consumer loans	$7,833,092	3,183,455	11,016,547

December 31, 2011

By LTV/CLTV:
0-60%	$3,764,740	676,585	4,441,325
60.01-80%	2,273,111	599,394	2,872,505
80.01-100%	1,098,818	812,647	1,911,465
100.01-120% (1)	473,691	614,633	1,088,324
> 120% (1)	303,808	545,323	849,131
No LTV/CLTV available	48,906	5,387	54,293
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	June 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	22,324	21,132
Real estate construction	29	251

Total commercial	22,353	21,383

Consumer:
Real estate 1-4 family first mortgage	233,500	228,363
Real estate 1-4 family junior lien mortgage (1)	136,609	99,347

Total consumer	370,109	327,710

Total nonaccrual loans
(excluding PCI)	$392,462	349,093

(1)	The balance at June 30, 2012 reflects the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $8.4 million at June 30, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	June 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	-	1,596
Real estate construction	-	-

Total commercial	-	1,596

Consumer:
Real estate 1-4 family first mortgage	16,343	21,008
Real estate 1-4 family junior lien mortgage (1)	5,327	15,492

Total consumer	21,670	36,500

Total past due (excluding PCI)	$21,670	38,096

(1)	The balance at June 30, 2012 reflects the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated loss which is included in the allowance for credit losses. Impaired loans exclude PCI loans.

Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $22.9 million at June 30, 2012 and $21.4 million at December 31, 2011.

	Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

June 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	27,215	21,103	21,103	7,929
Real estate construction	29	-	-	-

Total commercial	27,244	21,103	21,103	7,929

Consumer:
Real estate 1-4 family first mortgage	269,547	223,033	223,033	55,018
Real estate 1-4 family junior lien mortgage	125,409	115,289	115,289	45,436

Total consumer	394,956	338,322	338,322	100,454

Total impaired loans (excluding PCI)	$422,200	359,425	359,425	108,383

December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	25,684	19,947	19,947	10,330
Real estate construction	264	251	251	106

Total commercial	25,948	20,198	20,198	10,436
Consumer:
Real estate 1-4 family first mortgage	245,837	207,447	207,447	50,853
Real estate 1-4 family junior lien mortgage	124,974	117,158	117,158	51,380

Total consumer	370,811	324,605	324,605	102,233

Total impaired loans (excluding PCI)	$396,759	344,803	344,803	112,669

      The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	900	-	-	-	1,374	-
Real estate mortgage	19,285	5	12,018	5	17,758	52	11,849	9
Real estate construction	-	-	542	4	24	-	455	4
Total commercial	19,285	5	13,460	9	17,782	52	13,678	13
Consumer:
Real estate 1-4 family first mortgage	215,653	3,390	195,537	2,159	209,490	6,199	187,289	3,642
Real estate 1-4 family junior lien mortgage	115,802	1,634	56,540	1,268	114,489	3,278	50,705	2,291

Total consumer	331,455	5,024	252,077	3,427	323,979	9,477	237,994	5,933

Total impaired loans	$350,740	5,029	265,537	3,436	341,761	9,529	251,672	5,946

Interest income:
Cash basis of accounting		$402		510		461		526
Other (1)		4,627		2,926		9,068		5,420

Total interest income		$5,029		3,436		9,529		5,946

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESRTUCTURINGS (TDRS) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. Based on clarifying guidance from the SEC in December 2011, these arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions, however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S.

Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At June 30, 2012, the loans in trial modification period were $6.4 million under HAMP, $2.4 million under 2MP and $14.1 million under proprietary programs, compared with $8.7 million, $3.1 million and $9.6 million at December 31, 2011, respectively. Trial modifications with a recorded investment of $13.0 million at June 30, 2012, and $12.1 million at December 31, 2011, were accruing loans and $9.9 million and $9.3 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended June 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	2,360	2,360	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	2,360	2,360	-	-	-

Consumer:
Real estate 1-4 family first mortgage	3,010	8,463	5,873	17,346	1,259	3.42	11,085
Real estate 1-4 family junior lien mortgage	762	4,777	1,257	6,796	93	5.24	5,469
Trial modifications (6)	-	-	1,106	1,106	-	-	-

Total consumer	3,772	13,240	8,236	25,248	1,352	4.02	16,554

Total	$3,772	13,240	10,596	27,608	1,352	4.02%	$16,554

Quarter ended June 30, 2011 (7)

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	-	-	-	-	-

Consumer:
Real estate 1-4 family first mortgage	6,341	16,003	11,932	34,276	2,024	3.66	21,243
Real estate 1-4 family junior lien mortgage	784	12,718	4,430	17,932	221	5.40	13,297

Total consumer	7,125	28,721	16,362	52,208	2,245	4.33	34,540

Total	$7,125	28,721	16,362	52,208	2,245	4.33%	$34,540

(continued on the following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Six months ended June 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	3,737	3,737	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	3,737	3,737	-	-	-

Consumer:
Real estate 1-4 family first mortgage	5,847	16,834	12,192	34,873	3,066	3.57	21,670
Real estate 1-4 family junior lien mortgage	1,254	9,774	2,708	13,736	166	5.66	10,958
Trial modifications (6)	-	-	17,230	17,230	-	-	-

Total consumer	7,101	26,608	32,130	65,839	3,232	4.27	32,628

Total	$7,101	26,608	35,867	69,576	3,232	4.27%	$32,628

Six months ended June 30, 2011 (7)

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	2	2	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	2	2	-	-	-

Consumer:
Real estate 1-4 family first mortgage	7,790	30,378	17,202	55,370	2,726	3.67	36,643
Real estate 1-4 family junior lien mortgage	3,112	32,291	6,200	41,603	818	5.76	35,030

Total consumer	10,902	62,669	23,402	96,973	3,544	4.69	71,673

Total	$10,902	62,669	23,404	96,975	3,544	4.69%	$71,673

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $1.0 million and $1.8 million for second quarter of 2012 and 2011 and $3.0 million and $2.8 million for the first half of 2012 and 2011.
(5)	Reflects the effect of reduced interest rates to loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that successfully complete the program requirements. Such successful modifications are included as an addition to the appropriate loan category in the period they successfully complete the program requirements. Reflects revision of first quarter 2012 trial modification activity to $16.1 million.
(7)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	-	-	-	-
Real estate construction	-	-	-	-

Total commercial	-	-	-	-

Consumer:
Real estate 1-4 family first mortgage	4,577	3,029	6,576	5,659
Real estate 1-4 family junior lien mortgage	1,015	1,252	2,367	2,094

Total consumer	5,592	4,281	8,943	7,753

Total	$5,592	4,281	8,943	7,753

Note 3: Derivatives

Our interest rate swap contracts terminated in June 2012.

The total notional amounts and fair values for derivatives of which none are designated as hedging instruments were:

	June 30, 2012			December 31, 2011
	Notional or	Fair value		Notional or	Fair value
(in thousands)	contractual amount	Asset derivatives	Liability derivatives	contractual amount	Asset derivatives	Liability derivatives
Interest rate swaps	$-	-	-	8,200,000	139,056	103,833
Netting (1)		-	-		(138,093)	(103,833)

Total		$-	-		963	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Gains recognized in the consolidated statement of income related to derivatives not designated as hedging instruments in the first half and second quarter of 2012 were $82 thousand and $26 thousand, respectively, compared with $253 thousand and$143 thousand in the first half and second quarter of 2011, respectively.

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

Derivatives Wachovia Funding’s interest rate swap contracts terminated in June 2012.

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

Items Measured at Fair Value on a Recurring Basis The following table presents Wachovia Funding’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at June 30, 2012
Assets
Interest rate swaps	$-	-	-	-	-

Total assets at fair value	$-	-	-	-	-
Liabilities
Interest rate swaps	$-	-	-	-	-

Total liabilities at fair value	$-	-	-	-	-

Balance at December 31, 2011
Assets
Interest rate swaps	$-	139,056	-	(138,093)	963

Total assets at fair value	$-	139,056	-	(138,093)	963

Liabilities
Interest rate swaps	$-	103,833	-	(103,833)	-
Total liabilities at fair value	$-	103,833	-	(103,833)	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as a part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty. See Note 3 for additional information on the treatment of master netting arrangements related to derivative contracts.

As of June 30, 2012, Wachovia Funding assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, Wachovia Funding did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

	June 30, 2012					December 31, 2011
	Carrying	Estimated fair value				Carrying	Estimated
(in thousands)	amount	Level 1	Level 2	Level 3	Total	amount	fair value

Financial assets
Cash and cash equivalents	$1,519,481	1,519,481	-	-	1,519,481	1,186,165	1,186,165
Loans, net (1)	11,870,269	-	-	13,228,489	13,228,489	12,230,014	13,381,977

(1)	Unearned income was $533.5 million and $604.4 million at June 30, 2012 and December 31, 2011, respectively. Allowance for loan losses was $292.8 million at June 30, 2012 and $313.8 million at December 31, 2011.

Note 5: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	June 30, 2012 and December 31, 2011
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

Regulatory Capital Event means our determination, based on the receipt by us of an opinion or letter of counsel, that there is a significant risk that the Series A preferred securities will no longer constitute Tier 1 capital of the Bank or Wells Fargo for purposes of the capital adequacy regulations or guidelines or policies of the OCC or the Federal Reserve Board, or their respective successor as the Bank’s and Wells Fargo’s, respectively, primary Federal banking regulator, as a result of: any amendments to, clarification of, or change in applicable laws or related regulations, guidelines, policies or official interpretations thereof, or; any official administrative pronouncement or judicial decision interpreting or applying such laws or related regulations, guidelines, policies or official interpretations thereof.

In June 2012, federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms (Basel III NPR), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the

Basel III NPR. However, following the comment period, the FRB may not adopt the Basel III NPR as proposed or may make additional change to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event.

We continue to monitor and evaluate the potential impact on regulatory capital and liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, including the Basel III NPR, throughout the rule-making process.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Income statement data
Interest income:
Accretion of discounts on loans	$44,343	41,095	82,614	108,610
Interest on deposit/Eurodollar deposits (1)	947	193	1,571	382
Total interest income	45,290	41,288	84,185	108,992
Gain (loss) on loan sales to affiliate	-	(241)	-	(128)
Loan servicing costs	10,720	12,117	21,516	25,090
Management fees	1,920	2,020	3,852	3,170
Cash collateral fees	4	13	8	26

(1)	The second quarter and first half of 2012 and 2011 includes $405 thousand, $65 thousand, $626 thousand and $102 thousand, respectively, from interest rate swaps.

(in thousands)	June 30, 2012	Dec. 31, 2011
Balance sheet related data
Loans purchases (year-to-date data) (1)	$1,293,386	648,845
Loans sales (year-to-date data)	(28,965)	(85,096)
Deposit/Eurodollar deposits (2)	1,519,481	1,182,541
Dividends payable - affiliate	34,550	-
Accounts receivable - affiliates, net	66,001	64,235

(1)	Includes accrued interest, see Note 2 for additional details.
(2)	Includes $34.3 million from cash collateral investment at December 31, 2011.

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

Deposit/Eurodollar Deposits Our primary cash management vehicle changed to a deposit account with the Bank during first quarter 2012. In the prior year, we had Eurodollar deposits with the Bank. Interest income earned on deposit and Eurodollar deposit investments is included in interest income. The deposit account is based on a different interest rate benchmark and will yield a higher rate of return.

Interest Rate Swap Contracts These terminated in June 2012.

Lines of Credit Wachovia Funding and its subsidiaries have lines of credit with the Bank. Under the terms of those facilities, we can borrow up to $2.2 billion under revolving demand notes at a rate of interest equal to the average federal funds rate. At June 30, 2012 and December 31, 2011, we had no outstandings under this facility.

Dividends Payable – Affiliates Dividends payable—affiliates represented second quarter 2012 accrued dividends payable primarily to Wachovia Preferred Holding, and were paid on July 2, 2012.

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

Item 6.     Exhibits

(a)     Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wells Fargo & Company Supplementary Consolidating Financial Information (Unaudited).

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from Wachovia Funding’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the six months ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheet at June 30, 2012, and December 31, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2012	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)