Form 10-Q
period 2012-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2012-11-07
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information

Item 1.	Financial Statements	Page
	Consolidated Statement of Income	25
	Consolidated Balance Sheet	26
	Consolidated Statement of Changes in Stockholders’ Equity	27
	Consolidated Statement of Cash Flows	28
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	29
	2 - Loans and Allowance for Credit Losses	31
	3 - Derivatives	45
	4 - Fair Values of Assets and Liabilities	46
	5 - Common and Preferred Stock	48
	6 - Transactions with Related Parties	50

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	7
	Risk Management	8
	Critical Accounting Policy	21
	Current Accounting Developments	21
	Forward-Looking Statements	22
	Risk Factors	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

Signature		53

Exhibit Index		52

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change Sept. 30, 2012 from			Nine months ended
(in thousands, except per share data)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	June 30, 2012		Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	% Change

For the period
Net income	$138,990	181,987	192,848	(24	) %	(28)	$470,992	654,051	(28	) %
Net income available to common stockholders	90,980	133,839	147,650	(32)		(38)	325,248	516,900	(37)
Diluted earnings per common share	0.91	1.34	1.48	(32)		(39)	3.25	5.17	(37)
Profitability ratios (annualized)
Return on average assets	4.06%	5.38	5.56	(25)		(27)	4.61%	5.78	(20)
Return on average stockholders’ equity	4.09	5.40	5.58	(24)		(27)	4.65	5.81	(20)
Average stockholders’ equity to assets	99.29	99.59	99.71	-		-	99.13	99.45	-
Dividend payout ratio	154.69	110.53	109.52	40		41	130.73	106.28	23
Total revenue	$213,378	225,993	238,471	(6)		(11)	$656,647	762,351	(14)
Average loans	12,090,692	12,262,259	13,165,428	(1)		(8)	12,203,841	13,963,475	(13)
Average assets	13,610,250	13,598,650	13,756,016	-		(1)	13,645,041	15,133,480	(10)
Net interest margin	6.19%	6.57	6.80	(6)		(9)	6.35%	6.68	(5)
Net loan charge-offs	$69,800	43,127	47,193	62		48	$166,100	164,011	1
As a percentage of average total loans (annualized)	2.30%	1.41	1.42	63		62	1.82%	1.57	16
At period end
Loans, net of unearned	$12,032,760	12,163,049	12,761,864	(1)		(6)	$12,032,760	12,761,864	(6)
Allowance for loan losses	278,056	292,780	292,746	(5)		(5)	278,056	292,746	(5)
As a percentage of total loans	2.31%	2.41	2.29	(4)		1	2.31%	2.29	1
Assets	$13,432,409	13,511,538	13,645,052	(1)		(2)	$13,432,409	13,645,052	(2)
Total stockholders’ equity	13,357,691	13,433,711	13,580,773	(1)		(2)	13,357,691	13,580,773	(2)
Total nonaccrual loans and foreclosed assets	490,621	403,461	348,904	22		41	490,621	348,904	41
As a percentage of total loans	4.08%	3.32	2.73	23		49	4.08%	2.73	49
Loans 90 days or more past due and still accruing (1)	$22,315	21,670	35,690	3		(37)	$22,315	35,690	(37)

(1)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

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

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic real estate-related assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of September 30, 2012, we had $13.4 billion in assets, which included $12.0 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At September 30, 2012, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

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

Financial Performance

We earned $139.0 million in third quarter 2012, or $0.91 diluted earnings per common share, compared with $192.8 million, or $1.48 per common share, in third quarter 2011. For the first nine months of 2012, our net income was $471.0 million, or $3.25 per common share, compared with $654.1 million, or $5.17 per common share a year ago. The third quarter and first nine months decrease in year over year net income was primarily attributable to a decline in interest income and a higher provision for credit losses in 2012.

Loans

Total loans, which consist of loan participation interests, were $12.0 billion at September 30, 2012, compared with $12.5 billion at December 31, 2011. Loans represented approximately 90% and 93% of assets at September 30, 2012 and December 31, 2011, respectively. We reinvested loan pay-downs by purchasing $2.0 billion of loans from the Bank in the first nine months of 2012, which consisted of $751.8 million of commercial loans in third quarter 2012 and $1.3 billion of consumer loans in the first half of 2012. In the first nine months of 2011 we did not purchase loans from the Bank. Our board of directors declared special capital distributions of $4.5 billion to holders of our common stock in the first nine months of 2011 that reduced elevated levels of cash on our balance sheet, in order to continue to qualify for the exemption from registration under the Investment Company Act. If in future periods we do not reinvest loan pay-downs at sufficient levels by purchasing loans, management may request our board of directors to consider an additional return of capital to holders of our common stock. For 2012, however, we expect loan purchases to exceed proceeds received from loan pay-downs.

Purchased credit-impaired (PCI) loans were less than 1 percent of total loans at both September 30, 2012 and December 31, 2011. See Note 1 (Summary of Significant Accounting Policies - Loans) in our 2011 Form 10-K for additional information.

Our reported credit metrics in third quarter 2012 were affected by implementation of the guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status. As of September 30, 2012, only 9% of the performing loans placed on nonaccrual status as a result of the OCC guidance were 30 days or more past due. Implementation of the OCC guidance in third quarter 2012 resulted in the following:

•	$87.7 million reclassification of performing consumer loans to nonaccrual status;
•	$28.6 million increase in loan charge-offs; and
•	$120.7 million of loans classified as TDRs.

Our nonaccrual loans totaled $480.3 million at September 30, 2012, up from $349.1 million at December 31, 2011. The increase was primarily the result of $87.7 million from the OCC guidance and reclassifying $55.2 million of real estate 1-4 family junior lien mortgages to nonaccrual status in first quarter 2012 in accordance with junior lien mortgage industry guidance issued by bank regulators during that quarter. See the “Risk Management – Credit Risk Management – Nonperforming Assets” section in this report for more information.

During the last week of October 2012, Hurricane Sandy and related storms caused destruction along the East Coast, including in Connecticut, New Jersey, New York, Pennsylvania, Delaware, Maryland, Virginia and Washington D.C., and resulted in, among other things, property damage for our customers and the closing of many businesses and financial markets. We are currently assessing the impact to our business as a result of Hurricane Sandy. The financial impact to us is expected to primarily relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including, as to our consumer and commercial loan portfolios, the types of loans most affected by the storms, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished. We are actively reviewing our exposure but are currently unable to reasonably estimate the extent of losses we may incur as a result of these storms.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $48.0 million and $145.7 million for the third quarter and first nine months of 2012, which included $13.6 million and $40.8 million, respectively, in dividends on our Series A preferred securities held by non-affiliated investors. Distributions made to holders of our preferred securities were $45.2 million and $137.2 million for the third quarter and first nine months of 2011, which included $13.6 million and $40.8 million, respectively, in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $167.0 million and $470.0 million for the third quarter and first nine months of 2012. Distributions made to holders of our common stock totaled $166.0 million and $5.1 billion for third quarter and first nine months of 2011, which included $166.0 million and $558.0 million, respectively, in dividends. Distributions for the first nine months of 2011 also included $4.5 billion of special capital distributions.

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

Earnings Performance

Net Income Available to Common Stockholders

We earned net income available to common stockholders of $91.0 million and $147.7 million in third quarter 2012 and 2011, respectively. For the first nine months of 2012, net income available to common stockholders was $325.2 million compared with $516.9 million in the first nine months of 2011. The third quarter and nine months decrease in period over period net income was primarily attributable to a decline in interest income and a higher provision for credit losses in 2012.

Interest Income

Interest income of $212.8 million in third quarter 2012 decreased $25.3 million, or 10.6%, compared with third quarter 2011. Interest income was $655.2 million in the first nine months of 2012 compared with $761.4 million a year ago. The decrease from 2011 related primarily to lower average interest-earning assets coupled with changes in average yield.

The average yield on total interest-earning assets was 6.19% in third quarter 2012 compared with 6.80% in third quarter 2011. The decrease in the average yield was due to lower discount accretion on purchased consumer loans and an increase in lower yielding assets that resulted from pay-downs of higher yielding real estate 1-4 family loans being reinvested into commercial loans or held as interest-bearing deposits. In third quarter 2012 and 2011, interest income included discount accretion of $35.5 million and $44.4 million, respectively.

The average yield on total interest-earning assets was 6.35% in the first nine months of 2012 compared with 6.68% in the first nine months of 2011. The overall decline in the average yield on the combined consumer and commercial loan portfolio was primarily attributable to a lower level of accretion of discounts on purchased consumer loans. In the first nine months of 2012 and 2011, interest income included discount accretion of $118.1 million and $153.0 million, respectively. The decrease in discount accretion was primarily driven by lower loan pay-downs and pay-offs in the first nine months of 2012 compared with the first nine months of 2011. Real estate 1-4 family loans as a percentage of total assets were lower during the first nine months of 2012 as compared with the first nine months of 2011. The decrease resulted from the reinvestment of real estate 1-4 family pay-downs into commercial loans in 2012 and a distribution of cash in the form of special capital distributions to common shareholders in 2011. We expect continued pressure on our average yield on total interest-earning assets as we reinvest loan pay-down proceeds in the current low interest rate environment and we recognize lower discount accretion. While Wachovia Funding believes it has the ability to increase net interest income over time, net interest income in any one period can be impacted by a variety of factors, including mix and size of the earning asset portfolio and outstanding borrowings from our lines of credit.

Average consumer loans in third quarter declined $1.1 billion compared with third quarter 2011 and average commercial loans declined $16.7 million compared with the same period of 2011. Average consumer loans decreased $1.6 billion to $10.9 billion compared with the first nine months of 2011 while average commercial loans decreased $182.2 million to $1.3 billion in the same period due to pay-downs, charge-offs and loan sales. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial real-estate secured loans and other REIT-eligible assets. See the interest rate risk management section under “Risk Management” for more information on interest rates and interest income.

Table 1 presents the components of earning assets and related average yield to provide an analysis of period-over-period changes that influenced interest income.

Table 1: Interest Income

	Quarter ended September 30,
			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,435,440	8,797	2.44%	$1,452,165	8,821	2.41%
Real estate 1-4 family	10,655,252	202,980	7.59	11,713,263	229,230	7.78
Interest-bearing deposits in banks and other interest-earning assets	1,613,019	1,031	0.25	756,030	97	0.05

Total interest-earning assets	$13,703,711	212,808	6.19%	$13,921,458	238,148	6.80%

	Nine months ended September 30,
			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,310,089	23,649	2.41%	$1,492,247	26,361	2.36%
Real estate 1-4 family	10,893,752	628,986	7.71	12,471,228	734,534	7.87
Interest-bearing deposits in banks and other interest-earning assets	1,581,122	2,602	0.22	1,264,163	479	0.05

Total interest-earning assets	$13,784,963	655,237	6.35%	$15,227,638	761,374	6.68%

(1)	Includes taxable-equivalent adjustments.

Interest Expense

Wachovia Funding and its subsidiaries have $2.2 billion of lines of credit with the Bank. Based on sufficient levels of cash and cash equivalents, we did not borrow on our lines of credit in third quarter or the first nine months of 2012 or 2011; accordingly, we did not incur interest expense during these periods.

Provision for Credit Losses

The provision for credit losses was $57.2 million for third quarter 2012, compared with $30.3 million in third quarter 2011. For the first nine months of 2012, the provision for credit losses was $136.4 million, compared with $57.8 million for the same period of 2011. The higher level of provision in 2012 primarily reflected a slower rate of delinquency improvement. Additionally, implementation of OCC guidance resulted in increased charge-offs in third quarter 2012. Please refer to the “—Balance Sheet Analysis” and “Risk Management—Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income

Noninterest income for third quarter 2012 was $572 thousand, compared with $325 thousand for third quarter 2011. Noninterest income totaled $1.4 million in the first nine months of 2012, compared with $983 thousand in the first nine months of 2011, which included a $128 thousand net loss on loan sales to affiliates.

Noninterest Expense

Noninterest expense for third quarter 2012 was $17.0 million, compared with $15.3 million in third quarter 2011.

Noninterest expense totaled $48.9 million in the first nine months of 2012, compared with $50.3 million in the same period a year ago. Noninterest expense primarily consists of loan servicing costs, and to a lesser extent, management fees, foreclosed assets expense and other expenses.

Loan servicing costs decreased $4.9 million to $31.9 million in the first nine months of 2012, which reflected a decrease in the average commercial and consumer loan portfolios. These costs are driven by the size and mix of our loan portfolio.

Management fees were $5.8 million in the first nine months of 2012, compared with $4.8 million in the first nine months of 2011. The increase in management fees related to an increase in the rates of certain technology system and support expenses. Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf.

Foreclosed assets expense was $8.7 million in the first nine months of 2012 and $6.3 million in the first nine months of 2011. Substantially all of our real estate owned consists of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of Wachovia Preferred Realty, LLC (WPR), our taxable REIT subsidiary, was $135 thousand and $34 thousand in third quarter 2012 and 2011, respectively. Income tax expense was $363 thousand and $192 thousand in the first nine months of 2012 and 2011, respectively. WPR increase in net income for the first nine months of 2012 resulted primarily from increased yields on cash investments. WPR held our interest rate swaps and holds certain cash investments.

Balance Sheet Analysis

Total Assets

Our assets primarily consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.4 billion at September 30, 2012, and $13.5 billion at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents were $1.5 billion at September 30, 2012 and $1.2 billion at December 31, 2011. We reinvested loan pay-downs by purchasing $2.0 billion of loans from the Bank in the first nine months of 2012, which consisted of $751.8 million of commercial loans in third quarter 2012 and $1.3 billion of consumer loans in the first half of 2012.

Loans

Loans, net of unearned income decreased $511.0 million to $12.0 billion at September 30, 2012, compared with $12.5 billion at December 31, 2011, primarily reflecting pay-downs, charge-offs and loan sales across the entire portfolio partially offset by loan purchases. In the first nine months of 2012, we purchased $751.8 million commercial and $1.3 billion consumer loans from the Bank at their estimated fair value. We did not purchase loans in the first nine months of 2011. At September 30, 2012 and December 31, 2011, consumer loans represented 86% and 89% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $35.7 million to $278.1 million at September 30, 2012, from $313.8 million at December 31, 2011. The decrease in the allowance was primarily due to lower levels of inherent credit loss in the portfolio compared with levels existing at December 31, 2011. The decrease also reflected the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status.

At September 30, 2012, the allowance for loan losses included $253.9 million for consumer loans and $24.2 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The “—Risk Management—Allowance for Credit Losses” section in this Report describes how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps were carried at fair value, which resulted in a net asset position of $1.0 million at December 31, 2011. The interest rate swaps expired in June 2012 and were not renewed.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, and other transactions with the Bank.

Dividends Payable—Affiliates

Dividends payable to affiliates was $34.4 million at September 30, 2012, and represented third quarter 2012 dividends payable primarily to Wachovia Preferred Holding. These amounts were paid on October 1, 2012.

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

Credit Risk Management

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in thousands)	2012	2011	2012	2011
Commercial:
Commercial and industrial	$176,086	287,174	1.2	1.4
Real estate mortgage	1,523,040	1,015,087	3.1	3.8
Real estate construction	28,058	45,887	5.3	5.0
Total commercial	1,727,184	1,348,148	3.0	3.3
Consumer:
Real estate 1-4 family first mortgage	7,341,748	7,945,746	19.2	20.0
Real estate 1-4 family junior lien mortgage	2,963,828	3,249,882	17.2	17.9

Total consumer	10,305,576	11,195,628	18.6	19.4
Total loans	$12,032,760	12,543,776	16.3	17.7

The discussion that follows provides analysis of the risk elements of our various loan portfolios and updates to our credit risk management and measurement practices. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

In order to maintain REIT status, the composition of the loans underlying the participation interests are highly concentrated in real estate.

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

Table 3: Loan Portfolio by Geography

	September 30, 2012
		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$280,043	948,154	381,766	1,609,963	13%
New Jersey	224,738	780,974	567,387	1,573,099	13
Pennsylvania	44,455	943,773	458,934	1,447,162	12
North Carolina	201,527	794,126	224,536	1,220,189	10
Virginia	113,234	569,345	295,170	977,749	8
All other states	863,187	3,305,376	1,036,035	5,204,598	44

Total loans	$1,727,184	7,341,748	2,963,828	12,032,760	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 4 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten and diversified. Our credit risk management process for this portfolio primarily focuses on a customer’s ability to repay the loan through their cash flow. A majority of the loans in our C&I portfolio are secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry

	September 30, 2012
		% of
		total
(in thousands)	Total	C&I loans

Management of companies and enterprises	$81,523	46%
Other services (except public administration)	33,231	19
Real estate-other (1)	29,494	17
Manufacturing	18,319	10
Healthcare and social assistance	5,661	3
Wholesale trade	3,362	2
Arts, entertainment and recreation	1,805	1
Administrative and support	952	1
Other	1,739	1

Total loans	$176,086	100%

(1) Includes lessors, building operators and real estate agents.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. Table 5 summarizes CRE loans by state and property type. To identify and manage newly emerging problem CRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. Wachovia Funding last acquired

CRE loans in 2002. In third quarter 2012, we purchased CRE loans primarily to diversify the composition of our loan portfolio. We consider the creditworthiness of the customers and collateral valuations when selecting CRE loans for purchase. In future periods, we expect to consider purchases of CRE loans in addition to other REIT qualifying assets such as 1-4 family residential mortgage loans.

Table 5: CRE Loans by State and Property Type

	September 30, 2012
				% of
	Real estate	Real estate	Total	total
(in thousands)	mortgage	construction	CRE loans	CRE loans

By state:
California	$288,228	-	288,228	19%
Florida	243,451	8,742	252,193	16
North Carolina	182,913	11,621	194,534	13
New Jersey	176,439	-	176,439	11
Georgia	151,512	1,125	152,637	10
All other states	480,497	6,570	487,067	31

Total loans	$1,523,040	28,058	1,551,098	100%

By property:
Industrial/warehouse	$457,714	-	457,714	30%
Office buildings	447,854	5,039	452,893	29
Shopping center	155,421	-	155,421	10
Retail (excluding shopping center)	130,785	1,773	132,558	9
Apartments	92,684	733	93,417	6
Hotel/motel	75,742	-	75,742	5
Real estate—other	59,958	6,765	66,723	4
Institutional	43,682	-	43,682	3
Manufacturing plant	40,244	-	40,244	2
Land (excluding 1-4 family)	9,344	10,359	19,703	1
Other	9,612	3,389	13,001	1

Total loans	$1,523,040	28,058	1,551,098	100%

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

Credit metrics for third quarter 2012 real estate 1-4 family mortgage loans were affected by the implementation of OCC guidance, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status. As of September 30, 2012, only 9% of the performing loans placed on nonaccrual status as a result of the OCC guidance were 30 days or more past due. Implementation of the OCC guidance in third quarter 2012 resulted in the following:

•	$87.7 million reclassification of performing loans to nonaccrual status;
•	$28.6 million increase in loan charge-offs; and
•	$120.7 million of loans classified as TDRs.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	September 30, 2012
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Pennsylvania	$1,402,707	68%
New Jersey	1,348,361	73
Florida	1,329,920	82
North Carolina	1,018,662	71
Virginia	864,515	70
All other states	4,341,411	72

Total loans	$10,305,576

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

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

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balance		or more past due		Quarter ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2011	2012	2011	2012 (2)	2012	2012	2011	2011

New Jersey	$564,333	668,234	5.21%	5.69	7.68	3.21	3.67	4.01	3.86
Pennsylvania	456,366	534,996	3.59	3.90	4.47	2.62	1.36	2.38	1.80
Florida	380,835	453,952	4.78	5.66	8.26	6.54	7.03	7.52	5.35
Virginia	293,484	332,236	3.56	3.12	4.97	3.15	2.50	2.05	2.51
North Carolina	222,537	257,958	3.70	3.83	6.53	3.46	3.60	2.43	3.05
Other	1,030,782	985,059	3.51	4.86	6.70	3.43	4.27	3.84	3.78

Total	$2,948,337	3,232,435	4.03	4.73	6.56	3.64	3.82	3.86	3.50

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $15,491 at September 30, 2012 and $17,447 at December 31, 2011.
(2)	Reflects the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. Excluding the impact of OCC guidance, the total loss rate for third quarter 2012 was 3.06%. We believe that the presentation of certain information in this Report excluding the impact of the OCC guidance provides useful disclosure regarding the underlying credit quality of our loan portfolios.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

In first quarter 2012, the implementation of Interagency Guidance, which requires us to place junior liens on nonaccrual status if the related first lien is nonaccrual, increased our nonperforming assets by $55.2 million.

In third quarter 2012, the implementation of OCC guidance, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status, increased our nonperforming assets by $87.7 million. We charged off $28.6 million for these loans and they had the following characteristics:

•	91% of the loans were current or less than 30 days past due;
•	100% of the loans are currently paying principal, in addition to interest payments; and
•	customers had an average current FICO of 682 and an average current CLTV of 84%.

Table 8 provides the comparative data for nonaccrual loans and foreclosed assets.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2012	2012	2011	2011

Nonaccrual loans:
Commercial:
Real estate mortgage	24,054	22,324	18,623	21,132	25,834
Real estate construction	-	29	180	251	263

Total commercial	24,054	22,353	18,803	21,383	26,097

Consumer:
Real estate 1-4 family first mortgage	313,389	233,500	235,737	228,363	212,626
Real estate 1-4 family junior lien mortgage (1)	142,896	136,609	152,824	99,347	102,763

Total consumer (2)	456,285	370,109	388,561	327,710	315,389

Total nonaccrual loans	480,339	392,462	407,364	349,093	341,486

Foreclosed assets	10,282	10,999	6,769	6,926	7,418

Total nonperforming assets	$490,621	403,461	414,133	356,019	348,904

As a percentage of total loans	4.08%	3.32	3.28	2.84	2.73

(1)	Includes $55.2 million at March 31, 2012, resulting from implementation of the Interagency Guidance issued on January 31, 2012. This guidance accelerated the timing of placing these loans on nonaccrual to coincide with the timing of placing the related real estate 1-4 family first mortgage loans on nonaccrual.
(2)	Includes $87.7 million of performing loans at September 30, 2012, consisting of $69.3 million of first mortgages and $18.4 million of junior liens, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2012	2012	2011	2011

Commercial nonaccrual loans
Balance, beginning of quarter	$22,353	18,803	21,383	26,097	23,262
Inflows	3,714	4,796	1,871	1,469	3,268
Outflows	(2,013)	(1,246)	(4,451)	(6,183)	(433)

Balance, end of quarter	24,054	22,353	18,803	21,383	26,097

Consumer nonaccrual loans
Balance, beginning of quarter	370,109	388,561	327,710	315,389	339,934
Inflows (1)	174,193	89,718	154,618	109,847	87,055
Outflows:
Returned to accruing	(44,316)	(53,016)	(42,556)	(51,317)	(67,175)
Foreclosures	(3,921)	(7,696)	(4,897)	(1,946)	(2,233)
Charge-offs	(36,052)	(38,171)	(42,903)	(37,660)	(29,594)
Payment, sales and other	(3,728)	(9,287)	(3,411)	(6,603)	(12,598)

Total outflows	(88,017)	(108,170)	(93,767)	(97,526)	(111,600)

Balance, end of quarter	456,285	370,109	388,561	327,710	315,389

Total nonaccrual loans	$480,339	392,462	407,364	349,093	341,486

(1)	Quarter ended September 30, 2012, includes $87.7 million of performing loans moved to nonaccrual status as a result of the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Quarter ended March 31, 2012, includes $55.2 million of loans moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status per our policy, offset by reductions for loans that are charged off, sold, transferred to foreclosed assets, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. In certain instances in 2012, clarifying regulatory guidance required additional inflows as described in Table 9.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs) (1)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2012	2012	2011	2011

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	3,696	5,134	2,664	2,470	2,582
Real estate construction	-	-	-	-	-

Total commercial TDRs	3,696	5,134	2,664	2,470	2,582

Consumer TDRs:
Real estate 1-4 family first mortgage	320,821	206,720	198,756	191,773	179,694
Real estate 1-4 family junior lien mortgage	136,316	108,726	110,441	111,463	109,645
Trial modifications (1)	22,300	22,875	23,681	21,369	20,373

Total consumer TDRs (2)	479,437	338,321	332,878	324,605	309,712

Total TDRs	$483,133	343,455	335,542	327,075	312,294

TDRs on nonaccrual status	$234,310	96,465	97,942	85,733	87,368

TDRs on accrual status	248,823	246,990	237,600	241,342	224,926

Total TDRs	$483,133	343,455	335,542	327,075	312,294

(1)	Based on clarifying guidance from the SEC received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.
(2)	September 30, 2012, includes $120.7 million of loans, consisting of $91.8 million of first mortgages and $28.9 million of junior liens, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.

Table 11: Analysis of Changes in TDRs

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2012	2012	2011	2011

Commercial TDRs:
Balance, beginning of quarter	$5,134	2,664	2,470	2,582	2,426
Inflows	74	2,505	1,377	-	156
Outflows	(1,512)	(35)	(1,183)	(112)	-

Balance, end of quarter	3,696	5,134	2,664	2,470	2,582

Consumer TDRs:
Balance, beginning of quarter	338,321	332,878	324,605	309,712	294,483
Inflows (1)	155,557	19,722	19,648	27,840	42,219
Outflows:
Charge-offs	(5,161)	(7,693)	(7,223)	(6,618)	(5,621)
Foreclosures	-	(749)	(141)	-	(36)
Payments, sales and other (2)	(8,705)	(5,031)	(6,323)	(7,325)	(13,447)
Net change in trial modifications (3)	(575)	(806)	2,312	996	(7,886)

Total outflows	(14,441)	(14,279)	(11,375)	(12,947)	(26,990)

Balance, end of quarter	479,437	338,321	332,878	324,605	309,712

Total TDRs	$483,133	343,455	335,542	327,075	312,294

(1)	Quarter ended September 30, 2012, includes $120.7 million of loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.
(2)	Other outflows include normal amortization/accretion of loan basis adjustments.
(3)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that a majority of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Table 10 provides information regarding the recorded investment of loans modified in TDRs. Table 11 provides an analysis of the changes in TDRs. The allowance for loan losses for TDRs was $102.5 million and $104.3 million at September 30, 2012 and December 31, 2011, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs this quarter have been written down to net realizable collateral value.

In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.6 million at September 30, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Loans 90 days or more past due and still accruing at September 30, 2012, were down $15.8 million, from December 31, 2011, predominantly due to loss mitigation activities including modifications, seasonality, and credit stabilization. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2012	2012	2012	2011	2011

Commercial:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	-	-	-	1,596	1,483
Real estate construction	-	-	-	-	-

Total commercial	-	-	-	1,596	1,483

Consumer:
Real estate 1-4 family first mortgage	14,502	16,343	16,211	21,008	20,519
Real estate 1-4 family junior lien mortgage (1)	7,813	5,327	5,560	15,492	13,688

Total consumer	22,315	21,670	21,771	36,500	34,207

Total	$22,315	21,670	21,771	38,096	35,690

(1)	During first quarter 2012, $2.7 million of 1-4 family junior lien mortgages were transferred to nonaccrual upon implementation of the Interagency Guidance issued on January 31, 2012.

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	September 30,		June 30,		March 31,		December 31,		September 30,
	2012		2012		2012		2011		2011
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$1,461	0.40%	$187	0.06%	$248	0.08%	$586	0.17%	$85	0.02%
Consumer:
Real estate 1-4 family first mortgage	17,791	0.93	14,327	0.73	22,865	1.18	17,959	0.92	16,324	0.79
Real estate 1-4 family junior lien mortgage	50,548	6.52	28,613	3.62	30,060	3.80	32,162	3.85	30,784	3.49

Total consumer (2)	68,339	2.55	42,940	1.56	52,925	1.94	50,121	1.79	47,108	1.60

Total	$69,800	2.30%	$43,127	1.41%	$53,173	1.74%	$50,707	1.61%	$47,193	1.42%

(1)	Quarterly net charge-offs as a percentage of average loans are annualized.
(2)	Quarter ended September 30, 2012, includes $28.6 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Excluding this impact, net charge offs were $41.2 million (1.36% of average total loans outstanding).

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in third quarter 2012 were $69.8 million (2.30% of average total loans outstanding, annualized) compared with $47.2 million (1.42%) in third quarter 2011. Current quarter net charge-offs included $28.6 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Excluding the impact of this guidance, net charge-offs were $41.2 million (1.36% of average total loans outstanding, annualized), a decrease from third quarter 2011 in part due to lower average loan balances and as a result of continued modest improvement in economic conditions and aggressive loss mitigation activities aimed at working with our customers through their financial challenges. The majority of net losses were in consumer real estate.

Net charge-offs in the 1-4 family first mortgage portfolio totaled $17.8 million in third quarter 2012 compared with $16.3 million in third quarter 2011.

Net charge-offs in the real estate 1-4 family junior lien portfolio totaled $50.5 million in third quarter 2012 compared with $30.8 million in third quarter 2011. Excluding the $27.0 million impact of the OCC guidance, net charge-offs declined. More information about the home equity portfolio is available in Table 7 in this Report.

Commercial and industrial and CRE net charge-offs in third quarter 2012 and 2011 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small net losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and exhibits more variation than consumer loan portfolios.

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

At September 30, 2012, the allowance for credit losses totaled $278.6 million, compared with $313.9 million, at December 31, 2011. We believe the allowance for credit losses of $278.6 million at September 30, 2012, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses is subject to change and considers existing factors at the time, including economic or market conditions and ongoing internal and external examination processes.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength and the value and marketability of collateral.

Charge-offs exceeded the provision for credit losses by $12.6 million and $29.7 million in third quarter and the first nine months of 2012, respectively. Charge-offs exceeded the provision for credit losses by $16.9 million and $106.2 million in third quarter and the first nine months of 2011, respectively. The higher level of provision expense in 2012 primarily reflected a slower rate of delinquency improvement. Implementation of the OCC guidance resulted in increased charge-offs for third quarter 2012. Although provision expense increased for the third quarter and first nine months of 2012 when compared with the same periods in 2011, Wachovia Funding experienced a reduction in the allowance for credit losses in 2012 due to continued improvement portfolio delinquency and overall loss trends.

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

Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011

Components:
Allowance for loan losses	$278,056	292,780	309,913	313,762	292,746
Allowance for unfunded credit commitments	582	258	200	166	167

Allowance for credit losses	$278,638	293,038	310,113	313,928	292,913

Allowance for loan losses as a percentage of total loans	2.31%	2.41	2.45	2.50	2.29
Allowance for loan losses as a percentage of annualized net charge-offs	100.13	168.79	144.91	155.97	156.35
Allowance for credit losses as a percentage of total loans	2.32	2.41	2.45	2.50	2.30
Allowance for credit losses as a percentage of total nonaccrual loans	58.01	74.67	76.13	89.93	85.78

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 19% of our loan portfolio consisted of variable rate loans at September 30, 2012. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At September 30, 2012, approximately 81% of our loans had fixed interest rates. Such loans increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2012, $3.8 billion, or 28% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2012, our liabilities were $74.7 million, or 1% of our assets, while stockholders’ equity was $13.4 billion, or 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the lines of credit we have with the Bank as a short-term liquidity source. At September 30, 2012, there were no borrowings outstanding on our lines of credit with the Bank.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. In the first nine months of 2012, we purchased $2.0 billion of loan participations from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income.

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

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking,

which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. However, following the comment period, the FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price of the Series A preferred securities. We continue to monitor and evaluate the potential impact on regulatory capital and liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, including the Basel III NPR, throughout the rule-making process.

At September 30, 2012, our liabilities principally consisted of dividends payable to affiliates and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the certificate of designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Current Accounting Developments

There are no pending accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that would impact Wachovia Preferred Funding.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; our net interest income, including our expectation that we expect continued pressure on average yield on total interest-earning assets; expectations regarding loan purchases and pay downs; future capital expenditures; possible capital distributions; the expected outcome and impact of proposed regulatory capital standards, including the Basel III NPR, the possibility of the Series A preferred securities no longer constituting Tier 1 capital of Wells Fargo or the Bank, and the possibility of a Regulatory Capital Event; the expected outcome and impact of legal, regulatory and legislative developments, including the effects to Wachovia Funding of the Bank’s settlement with certain regulatory authorities related to mortgage servicing and foreclosure practices; and Wachovia Funding’s plans, objectives and strategies.

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

•

losses relating to Hurricane Sandy and related storms, including as to our consumer and commercial loan portfolios, the extent of damage or loss to our collateral for loans in our portfolios or the unavailability of adequate insurance coverage or government assistance for our borrowers;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ repayment of our loan participations;
•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;

•	investor sentiment and confidence in the financial markets;

•	our reputation;

•	the impact of current, pending and future legislation, regulation and legal actions, including capital standards applicable to the Bank or Wells Fargo (including the proposed Basel III NPR);

•	changes in accounting standards, rules and interpretations;

•	mergers and acquisitions, and our ability to integrate them;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

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

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be appropriate to cover future credit losses, especially if housing prices decline, unemployment worsens or losses from Hurricane Sandy are significant. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss previously under “Forward-Looking Statements” and elsewhere in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market, and litigation risks and to the “Risk Factors” sections in our 2011 Form 10-K for more information about risks. Any factor described below or elsewhere in this Report or in our 2011 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition, or the value of an investment in Wachovia Funding. There are factors not described below or elsewhere in this Report that could adversely affect our financial results and condition.

The following risk factor supplements the risk factors set forth in our 2011 Form 10-K, 2012 First Quarter Report on Form 10-Q and 2012 Second Quarter Report on Form 10-Q and should be read in conjunction with the other risk factors described in those reports.

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

Controls and Procedures

Disclosure Controls and Procedures

As required by SEC rules, Wachovia Funding’s management evaluated the effectiveness, as of September 30, 2012, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2012 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended Sept. 30,		Nine months ended Sept.30,

(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income	$212,806	238,146	655,232	761,368
Interest expense	-	-	-	-

Net interest income	212,806	238,146	655,232	761,368
Provision for credit losses	57,228	30,280	136,402	57,793

Net interest income after provision for credit losses	155,578	207,866	518,830	703,575

Noninterest income
Gain on interest rate swaps	-	11	82	264
Loss on loan sales to affiliate	-	-	-	(128)
Other	572	314	1,333	847

Total noninterest income	572	325	1,415	983

Noninterest expense
Loan servicing costs	10,332	11,602	31,880	36,756
Management fees	1,985	1,636	5,837	4,806
Foreclosed assets	4,069	1,521	8,740	6,343
Other	639	550	2,433	2,410

Total noninterest expense	17,025	15,309	48,890	50,315

Income before income tax expense	139,125	192,882	471,355	654,243
Income tax expense	135	34	363	192

Net income	138,990	192,848	470,992	654,051
Comprehensive income	138,990	192,848	470,992	654,051
Dividends on preferred stock	48,010	45,198	145,744	137,151

Net income applicable to common stock	$90,980	147,650	325,248	516,900

Per common share information
Earnings per common share	$0.91	1.48	3.25	5.17
Diluted earnings per common share	0.91	1.48	3.25	5.17
Dividends declared per common share	$1.67	1.66	4.70	5.58
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
(in thousands, except shares)	2012	2011

Assets
Cash and cash equivalents	$1,530,309	1,186,165
Loans, net of unearned income	12,032,760	12,543,776
Allowance for loan losses	(278,056)	(313,762)

Net loans	11,754,704	12,230,014

Interest rate swaps, net	-	963
Accounts receivable - affiliates, net	94,090	64,235
Other assets	53,306	53,018

Total assets	$13,432,409	13,534,395

Liabilities
Dividends payable - affiliates	$34,417	-
Deferred income taxes	-	9,327
Other liabilities	40,301	22,625

Total liabilities	74,718	31,952

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(670,660)	(525,908)

Total stockholders’ equity	13,357,691	13,502,443

Total liabilities and stockholders’ equity	$13,432,409	13,534,395

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873

Net income	-	-	-	654,051	654,051
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.40 per share	-	-	-	(15,858)	(15,858)
Series C preferred securities at $19.01 per share	-	-	-	(80,473)	(80,473)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $5.58 per share	-	-	-	(558,000)	(558,000)
Common stock special capital distribution	-	-	(4,500,000)	-	(4,500,000)

Balance, September 30, 2011	$743	1,000	14,026,608	(447,578)	13,580,773

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	470,992	470,992
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.44 per share	-	-	-	(17,500)	(17,500)
Series C preferred securities at $20.65 per share	-	-	-	(87,424)	(87,424)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $4.70 per share	-	-	-	(470,000)	(470,000)

Balance, September 30, 2012	$743	1,000	14,026,608	(670,660)	13,357,691

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$470,992	654,051
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts on loans	(107,916)	(153,970)
Provision for credit losses	136,402	57,793
Deferred income tax benefits	(9,327)	(15,493)
Other operating activities, net	(6,328)	6,304
Net cash provided by operating activities	483,823	548,685
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	(2,045,150)	-
Proceeds from payments and sales	2,472,139	2,992,754
Interest rate swaps	35,326	36,360
Net cash provided by investing activities	462,315	3,029,114
Cash flows from financing activities:
Decrease in cash realized from
Collateral held on interest rate swaps	(34,260)	(35,184)
Common stock special capital distributions	-	(4,500,000)
Cash dividends paid	(567,734)	(695,151)

Net cash used by financing activities	(601,994)	(5,230,335)

Net change in cash and cash equivalents	344,144	(1,652,536)
Cash and cash equivalents at beginning of period	1,186,165	2,774,299
Cash and cash equivalents at end of period	$1,530,309	1,121,763
Supplemental cash flow disclosures:
Cash paid for income taxes	$10,500	14,000
Change in non cash items:
Transfers from loans to foreclosed assets	16,350	12,361

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

We implemented the guidance in the Office of the Comptroller of the Currency (OCC) update to Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status.

Our updated nonaccrual policy is as follows:

    We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off; or
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

There have been no other material changes to our significant accounting policies, as discussed in Note 1 in our 2011 Form 10-K.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2012, and there have been no material events that would require recognition in our third quarter 2012 consolidated financial statements or disclosure in the Notes to the financial statements. During the last week of October 2012, Hurricane Sandy and related storms caused destruction along the East Coast, including in Connecticut, New Jersey, New York, Pennsylvania, Delaware, Maryland, Virginia and Washington D.C., and resulted in, among other things, property damage for our customers and the closing of many businesses and financial markets. We are currently assessing the impact to our customers and our business as a result of Hurricane Sandy. The financial impact to us is expected to primarily relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including, as to our consumer and commercial loan portfolios, the types of loans most affected by the storms, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished. We are actively reviewing our exposure but are currently unable to reasonably estimate the extent of losses we may incur as a result of these storms.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. In order to maintain Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and Virginia. These markets include approximately 56% of Wachovia Funding’s total loan balance at September 30, 2012.

The following table presents loans by segments and classes. Outstanding balances include a total net reduction for unearned discounts of $500.5 million and $604.4 million at September 30, 2012 and December 31, 2011, respectively.

(in thousands)	September 30, 2012	December 31, 2011

Commercial:
Commercial and industrial	$176,086	287,174
Real estate mortgage	1,523,040	1,015,087
Real estate construction	28,058	45,887

Total commercial	1,727,184	1,348,148
Consumer:
Real estate 1-4 family first mortgage	7,341,748	7,945,746
Real estate 1-4 family junior lien mortgage	2,963,828	3,249,882

Total consumer	10,305,576	11,195,628

Total loans	$12,032,760	12,543,776

The following table summarizes the proceeds paid (including accrued interest receivable of $1.0 million and $5.1 million in the third quarter and first nine months of 2012,

respectively) or received from the Bank for purchases and sales of loans, respectively.

	2012			2011

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,
Purchases	$751,764	-	751,764	-	-	-
Sales	-	(19,641)	(19,641)	(86)	(16,727)	(16,813)

Nine months ended September 30,
Purchases	$751,764	1,293,386	2,045,150	-	-	-
Sales	(900)	(47,706)	(48,606)	(1,005)	(67,721)	(68,726)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at September 30, 2012 and December 31, 2011 was $499.8 million and $329.6 million, respectively.

Allowance for Credit Losses (ACL)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended September 30,		Nine months ended September 30,

(in thousands)	2012	2011	2012	2011

Balance, beginning of period	$293,038	311,714	313,928	403,555
Provision (reversal of provision) for credit losses	57,228	30,280	136,402	57,793
Interest income on certain impaired loans (1)	(1,828)	(1,888)	(5,592)	(4,424)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Real estate mortgage	(1,432)	(88)	(1,697)	(224)
Real estate construction	(29)	(3)	(209)	(212)
Total commercial	(1,461)	(91)	(1,906)	(436)

Consumer:
Real estate 1-4 family first mortgage	(18,322)	(17,525)	(56,814)	(60,804)
Real estate 1-4 family junior lien mortgage	(52,501)	(33,350)	(116,372)	(112,117)

Total consumer (2)	(70,823)	(50,875)	(173,186)	(172,921)
Total loan charge-offs	(72,284)	(50,966)	(175,092)	(173,357)

Loan recoveries:
Commercial:
Commercial and industrial	-	-	-	166
Real estate mortgage	-	1	4	106
Real estate construction	-	5	6	5
Total commercial	-	6	10	277
Consumer:
Real estate 1-4 family first mortgage	531	1,201	1,831	2,239
Real estate 1-4 family junior lien mortgage	1,953	2,566	7,151	6,830
Total consumer	2,484	3,767	8,982	9,069
Total loan recoveries	2,484	3,773	8,992	9,346

Net loan charge-offs	(69,800)	(47,193)	(166,100)	(164,011)

Balance, end of period	$278,638	292,913	278,638	292,913
Components:
Allowance for loan losses	$278,056	292,746	278,056	292,746
Allowance for unfunded credit commitments	582	167	582	167
Allowance for credit losses	$278,638	292,913	278,638	292,913
Net loan charge-offs (annualized) as a percentage of average total loans (2)	2.30%	1.42	1.82	1.57
Allowance for loan losses as a percentage of total loans	2.31	2.29	2.31	2.29
Allowance for credit losses as a percentage of total loans	2.32	2.30	2.32	2.30

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.
(2)	Quarter and nine months ended September 30, 2012, include $28.6 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2012			2011
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,
Balance, beginning of period	$21,257	271,781	293,038	27,347	284,367	311,714
Provision (reversal of provision) for credit losses	4,922	52,306	57,228	(3,457)	33,737	30,280
Interest income on certain impaired loans	-	(1,828)	(1,828)	-	(1,888)	(1,888)

Loan charge-offs	(1,461)	(70,823)	(72,284)	(91)	(50,875)	(50,966)
Loan recoveries	-	2,484	2,484	6	3,767	3,773
Net loan charge-offs	(1,461)	(68,339)	(69,800)	(85)	(47,108)	(47,193)
Balance, end of period	$24,718	253,920	278,638	23,805	269,108	292,913

Nine months ended September 30,
Balance, beginning of period	$23,091	290,837	313,928	26,413	377,142	403,555
Provision (reversal of provision) for credit losses	3,523	132,879	136,402	(2,449)	60,242	57,793
Interest income on certain impaired loans	-	(5,592)	(5,592)	-	(4,424)	(4,424)

Loan charge-offs	(1,906)	(173,186)	(175,092)	(436)	(172,921)	(173,357)
Loan recoveries	10	8,982	8,992	277	9,069	9,346

Net loan charge-offs	(1,896)	(164,204)	(166,100)	(159)	(163,852)	(164,011)
Balance, end of period	$24,718	253,920	278,638	23,805	269,108	292,913

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2012

Collectively evaluated (1)	$14,458	153,494	167,952	1,697,642	9,776,293	11,473,935
Individually evaluated (2)	10,232	100,426	110,658	23,079	479,437	502,516
Purchased credit-impaired (PCI) (3)	28	-	28	6,463	49,846	56,309
Total	$24,718	253,920	278,638	1,727,184	10,305,576	12,032,760

December 31, 2011

Collectively evaluated (1)	$12,487	188,604	201,091	1,320,845	10,815,112	12,135,957
Individually evaluated (2)	10,436	102,233	112,669	20,198	324,605	344,803
PCI (3)	168	-	168	7,105	55,911	63,016
Total	$23,091	290,837	313,928	1,348,148	11,195,628	12,543,776

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality as indicated by evaluating various attributes and utilize such information in our evaluation of the adequacy of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on September 30, 2012, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2012.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

September 30, 2012

By risk category:
Pass	$175,247	1,396,937	19,286	1,591,470
Criticized	839	126,103	8,772	135,714

Total commercial loans	$176,086	1,523,040	28,058	1,727,184

December 31, 2011

By risk category:
Pass	$286,228	852,464	35,705	1,174,397
Criticized	946	162,623	10,182	173,751

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

September 30, 2012

By delinquency status:
Current-29 days past due (DPD) and still accruing	$176,086	1,495,817	27,989	1,699,892
30-89 DPD and still accruing	-	3,169	69	3,238
90+ DPD and still accruing	-	-	-	-
Nonaccrual loans	-	24,054	-	24,054

Total commercial loans	$176,086	1,523,040	28,058	1,727,184
December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$282,703	943,712	45,636	1,272,051
30-89 DPD and still accruing	4,471	48,320	-	52,791
90+ DPD and still accruing	-	1,923	-	1,923
Nonaccrual loans	-	21,132	251	21,383

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2012

By delinquency status:
Current - 29 DPD	$7,039,638	2,845,315	9,884,953
30-59 DPD	78,414	40,455	118,869
60-89 DPD	39,906	22,131	62,037
90-119 DPD	22,700	15,929	38,629
120-179 DPD	40,091	19,779	59,870
180+ DPD	137,114	22,998	160,112
Remaining PCI accounting adjustments	(16,115)	(2,779)	(18,894)

Total consumer loans	$7,341,748	2,963,828	10,305,576

December 31, 2011

By delinquency status:
Current - 29 DPD	$7,645,674	3,098,012	10,743,686
30-59 DPD	80,409	48,886	129,295
60-89 DPD	42,387	27,824	70,211
90-119 DPD	34,471	21,434	55,905
120-179 DPD	39,314	28,939	68,253
180+ DPD	120,819	28,874	149,693
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2012

By updated FICO:
< 600	$495,671	319,975	815,646
600-639	332,944	178,179	511,123
640-679	604,022	310,619	914,641
680-719	1,111,650	485,629	1,597,279
720-759	1,500,908	620,268	2,121,176
760-799	2,005,054	680,549	2,685,603
800+	1,137,193	350,960	1,488,153
No FICO available	170,421	20,428	190,849
Remaining PCI accounting adjustments	(16,115)	(2,779)	(18,894)

Total consumer loans	$7,341,748	2,963,828	10,305,576

December 31, 2011

By updated FICO:
< 600	$537,949	387,232	925,181
600-639	321,284	195,122	516,406
640-679	572,899	331,988	904,887
680-719	1,128,538	514,089	1,642,627
720-759	1,542,772	634,491	2,177,263
760-799	2,324,799	757,186	3,081,985
800+	1,338,881	384,579	1,723,460
No FICO available	195,952	49,282	245,234
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

September 30, 2012

By LTV/CLTV:
0-60%	$3,302,435	626,910	3,929,345
60.01-80%	2,108,200	632,027	2,740,227
80.01-100%	1,190,023	708,217	1,898,240
100.01-120% (1)	447,775	532,884	980,659
> 120% (1)	247,414	462,850	710,264
No LTV/CLTV available	62,016	3,719	65,735
Remaining PCI accounting adjustments	(16,115)	(2,779)	(18,894)

Total consumer loans	$7,341,748	2,963,828	10,305,576

December 31, 2011

By LTV/CLTV:
0-60%	$3,764,740	676,585	4,441,325
60.01-80%	2,273,111	599,394	2,872,505
80.01-100%	1,098,818	812,647	1,911,465
100.01-120% (1)	473,691	614,633	1,088,324
> 120% (1)	303,808	545,323	849,131
No LTV/CLTV available	48,906	5,387	54,293
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Sept. 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	24,054	21,132
Real estate construction	-	251

Total commercial	24,054	21,383

Consumer:
Real estate 1-4 family first mortgage	313,389	228,363
Real estate 1-4 family junior lien mortgage (1)	142,896	99,347

Total consumer (2)	456,285	327,710

Total nonaccrual loans
(excluding PCI)	$480,339	349,093

(1)	The balance at September 30, 2012 reflects the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.
(2)	Includes $87.7 million at September 30, 2012, consisting of $69.3 million of first mortgages and $18.4 million of junior liens, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.6 million at September 30, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sept. 30, 2012	Dec. 31, 2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	-	1,596
Real estate construction	-	-

Total commercial	-	1,596

Consumer:
Real estate 1-4 family first mortgage	14,502	21,008
Real estate 1-4 family junior lien mortgage (1)	7,813	15,492

Total consumer	22,315	36,500

Total past due (excluding PCI)	$22,315	38,096

(1)	The balance at September 30, 2012 reflects the impact from the transfer of 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominately include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated loss which is included in the allowance for credit losses. Impaired loans exclude PCI loans.

Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $22.3 million at September 30, 2012 and $21.4 million at December 31, 2011.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans (1)	Impaired loans with related allowance for credit losses	Related allowance for credit losses

September 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	26,905	23,079	23,079	10,232
Real estate construction	-	-	-	-

Total commercial	26,905	23,079	23,079	10,232

Consumer:
Real estate 1-4 family first mortgage	406,108	337,323	245,803	48,544
Real estate 1-4 family junior lien mortgage	183,072	142,114	113,450	51,882

Total consumer	589,180	479,437	359,253	100,426

Total impaired loans (excluding PCI)	$616,085	502,516	382,332	110,658

December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	25,684	19,947	19,947	10,330
Real estate construction	264	251	251	106

Total commercial	25,948	20,198	20,198	10,436
Consumer:
Real estate 1-4 family first mortgage	245,837	207,447	207,447	50,853
Real estate 1-4 family junior lien mortgage	124,974	117,158	117,158	51,380

Total consumer	370,811	324,605	324,605	102,233

Total impaired loans (excluding PCI)	$396,759	344,803	344,803	112,669

(1)	The recorded investment of impaired loans balance at September 30, 2012, includes $120.7 million of consumer loans, consisting of $91.8 million of first mortgages and $28.9 million of junior liens, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires loans discharged in bankruptcy to be written down to net realizable collateral value and classified as TDRs.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	-	-	-	-	92	-
Real estate mortgage	22,553	-	22,026	8	19,085	52	21,835	17
Real estate construction	-	-	529	-	16	-	480	4
Total commercial	22,553	-	22,555	8	19,101	52	22,407	21
Consumer:
Real estate 1-4 family first mortgage	221,919	3,298	177,942	2,654	224,880	9,497	154,633	6,296
Real estate 1-4 family junior lien mortgage	115,363	1,160	114,371	1,424	115,259	4,438	101,680	3,715

Total consumer	337,282	4,458	292,313	4,078	340,139	13,935	256,313	10,011

Total impaired loans	$359,835	4,458	314,868	4,086	359,240	13,987	278,720	10,032

Interest income:
Cash basis of accounting		$1,230		231		1,691		757
Other (1)		3,228		3,855		12,296		9,275

Total interest income		$4,458		4,086		13,987		10,032

(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESRTUCTURINGS (TDRS) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. Based on clarifying guidance from the SEC in December 2011, these arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions, however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans. At September 30, 2012, the loans in trial modification period were $9.1 million under HAMP, $2.9 million under 2MP and $10.3 million under proprietary programs, compared with $8.7 million, $3.1 million and $9.6 million at December 31, 2011, respectively. Trial modifications with a recorded investment of $10.8 million at September 30, 2012, and $12.1 million at December 31, 2011, were accruing loans and $11.5 million and $9.3 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended September 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	74	74	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	74	74	-	-	-

Consumer:
Real estate 1-4 family first mortgage	4,725	18,818	103,935	127,478	5,557	2.83	22,974
Real estate 1-4 family junior lien mortgage	1,184	4,420	29,422	35,026	36,217	5.61	5,348
Trial modifications (6)	-	-	716	716	-	-	-

Total consumer	5,909	23,238	134,073	163,220	41,774	3.36	28,322

Total	$5,909	23,238	134,147	163,294	41,774	3.36%	$28,322

Quarter ended September 30, 2011 (7)

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	156	156	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	156	156	-	-	-

Consumer:
Real estate 1-4 family first mortgage	6,292	15,112	7,372	28,776	1,368	3.70	18,947
Real estate 1-4 family junior lien mortgage	899	9,401	3,143	13,443	82	5.72	9,853

Total consumer	7,191	24,513	10,515	42,219	1,450	4.39	28,800

Total	$7,191	24,513	10,671	42,375	1,450	4.39%	$28,800

(continued on the following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Nine months ended September 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	3,811	3,811	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	3,811	3,811	-	-	-

Consumer:
Real estate 1-4 family first mortgage	10,572	35,652	116,127	162,351	8,623	3.19	44,644
Real estate 1-4 family junior lien mortgage	2,438	14,194	32,130	48,762	36,383	5.64	16,306
Trial modifications (6)	-	-	17,946	17,946	-	-	-

Total consumer	13,010	49,846	166,203	229,059	45,006	3.85	60,950

Total	$13,010	49,846	170,014	232,870	45,006	3.85%	$60,950

Nine months ended September 30, 2011 (7)

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	158	158	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	158	158	-	-	-

Consumer:
Real estate 1-4 family first mortgage	14,082	45,490	24,574	84,146	4,094	3.68	55,590
Real estate 1-4 family junior lien mortgage	4,011	41,692	9,343	55,046	900	5.75	44,883

Total consumer	18,093	87,182	33,917	139,192	4,994	4.60	100,473

Total	$18,093	87,182	34,075	139,350	4,994	4.60%	$100,473

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter and nine months ended September 30, 2012, include $120.7 million of loans, consisting of $91.8 million of first mortgages and $28.9 million of junior liens, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $1.8 million and $1.4 million for third quarter of 2012 and 2011 and $4.8 million and $4.2 million for the first nine months of 2012 and 2011. Quarter and nine months ended September 30, 2012, include $28.6 million in charge-offs on consumer loans resulting from the implementation of OCC guidance discussed above.
(5)	Reflects the effect of reduced interest rates to loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that successfully complete the program requirements. Such successful modifications are included as an addition to the appropriate loan category in the period they successfully complete the program requirements. Reflects revision of first quarter 2012 trial modification activity to $16.1 million.
(7)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We are reporting these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	950	2,426	950	2,426
Real estate construction	-	-	-	-

Total commercial	950	2,426	950	2,426

Consumer:
Real estate 1-4 family first mortgage	2,913	5,405	9,489	11,064
Real estate 1-4 family junior lien mortgage	562	3,643	2,929	5,737

Total consumer	3,475	9,048	12,418	16,801

Total	$4,425	11,474	13,368	19,227

Note 3: Derivatives

Our interest rate swap contracts expired in June 2012.

The total notional amounts and fair values for derivatives of which none are designated as hedging instruments were:

	September 30, 2012			December 31, 2011
	Notional or	Fair value		Notional or	Fair value
(in thousands)	contractual amount	Asset derivatives	Liability derivatives	contractual amount	Asset derivatives	Liability derivatives
Interest rate swaps	$-	-	-	8,200,000	139,056	103,833
Netting (1)		-	-		(138,093)	(103,833)

Total		$-	-		963	-

(1)	Derivatives are reported net of cash collateral received and paid. Additionally, positions with the same counterparty are netted as part of a legally enforceable master netting agreement between Wachovia Funding and the derivative counterparty.

Note 4: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Determination of Fair Value We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and accordingly, do not determine fair value based upon a forced liquidation or distressed sale. Where necessary, we estimate fair value using other market observable data such as prices for synthetic or derivative instruments, market indices, and industry ratings of underlying collateral or models employing techniques such as discounted cash flow analyses. The assumptions we use in the models, which typically include assumptions for interest rates, credit losses and prepayments, are verified against market observable data where possible. We apply market observable real estate data in valuing instruments where the underlying collateral is real estate or where the fair value of an instrument being valued highly correlates to real estate prices. Where appropriate, we may use a combination of these valuation approaches.

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

Derivatives Interest rate swap contracts expired in June 2012.

Loans We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral.

The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

The fair value of commercial loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that are appropriate for loans with similar characteristics and remaining maturity.

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

Items Measured at Fair Value on a Recurring Basis The following table presents assets and liabilities that are measured at fair value on a recurring basis at September

30, 2012 and December 31, 2011, for each of the fair value hierarchy levels.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at September 30, 2012
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

As of September 30, 2012, assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, we did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

	September 30, 2012					December 31, 2011
	Carrying amount	Estimated fair value				Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total

Financial assets

Cash and cash equivalents	$1,530,309	1,530,309	-	-	1,530,309	1,186,165	1,186,165
Loans, net (1)	11,754,704	-	-	13,121,209	13,121,209	12,230,014	13,381,977

(1)	Unearned income was $500.5 million and $604.4 million at September 30, 2012 and December 31, 2011, respectively. Allowance for loan losses was $278.1 million at September 30, 2012 and $313.8 million at December 31, 2011.

Note 5: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	September 30, 2012 and December 31, 2011
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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2012	2011	2012	2011

Income statement data
Interest income:
Accretion of discounts on loans	$35,492	44,394	118,106	153,000
Interest on deposit/Eurodollar deposits (1)	1,031	97	2,602	479
Total interest income	36,523	44,491	120,708	153,479
Loss on loan sales to affiliate	-	-	-	(128)
Loan servicing costs	10,310	11,575	31,826	36,664
Management fees	1,985	1,636	5,837	4,806
Cash collateral fees	-	9	8	35

(1)	There was no impact from interest rate swaps in third quarter of 2012. The third quarter of 2011 included $22 thousand and the first nine months of 2012 and 2011 included $626 thousand and $124 thousand, respectively, from interest rate swaps.

(in thousands)	Sept. 30, 2012	Dec. 31, 2011
Balance sheet related data
Loan purchases (year-to-date) (1)	$2,045,150	648,845
Loan sales (year-to-date)	(48,606)	(85,096)
Real estate owned sales (year-to-date)	(8,162)	(5,760)
Deposit/Eurodollar deposits (2)	1,530,309	1,182,541
Dividends payable—affiliates	34,417	-
Accounts receivable—affiliates, net	94,090	64,235

(1)	Includes accrued interest, see Note 2 for additional details.
(2)	Includes $34.3 million from cash collateral investment at December 31, 2011.

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

Interest Rate Swap Contracts These expired in June 2012.

Lines of Credit Wachovia Funding and its subsidiaries have revolving lines of credit with the Bank, pursuant to which we can borrow up to $2.2 billion at a rate of interest equal to the average federal funds rate. At September 30, 2012 and December 31, 2011, we had no borrowings outstanding under these facilities.

Dividends Payable – Affiliates Dividends payable to affiliates represented third quarter 2012 accrued dividends payable primarily to Wachovia Preferred Holding. These amounts were paid on October 1, 2012.

Accounts Receivable/Payable, Net Accounts receivable from or payable to the Bank result from intercompany transactions which include net loan pay-downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Real Estate Owned We sell real estate owned assets back to the Bank from time to time at estimated fair value.

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

Item 6.    Exhibits

(a)     Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Wells Fargo & Company Supplementary Consolidating Financial Information (Unaudited).

(99)(b)	Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to commercial and commercial real estate loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and Wachovia Funding).

(101)	Pursuant to Rule 405 of Regulation S-T, the following financial information from Wachovia Funding’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheet at September 30, 2012, and December 31, 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2012	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)