Form 10-K
period 2012-12-31
WACHOVIA PREFERRED FUNDING CORP
filed 2013-03-21
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the Fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of June 30, 2012, none of Wachovia Preferred Funding Corp.’s voting or nonvoting common equity was held by non-affiliates).

As of February 28, 2013, there were 99,999,900 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

Incorporated Documents	Where Incorporated in Form 10-K
Certain portions of Wachovia Preferred Funding Corp.’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2013.	Part III-Items 10, 11, 12, 13 and 14.

Item 15 of Wells Fargo & Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (excluding the list of exhibits incorporated therein by reference).

FORM 10-K

CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2012 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part IV, Item 15 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Part I

Item 1.    Business.

General

Wachovia Preferred Funding Corp. (Wachovia Funding) is a Delaware corporation and as of December 31, 2012, is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company, a Delaware corporation (Wells Fargo) and Wells Fargo Bank, National Association (the Bank).

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

Our legal and organizational structure as of December 31, 2012 is:

Our principal business objective is to acquire, hold and manage domestic mortgage assets and other investments to generate net income for distribution to our shareholders.

Although we have the authority to acquire interests in an unlimited number of mortgage and other assets from unaffiliated third parties, as of December 31, 2012, substantially all of our interests in mortgage and other assets have been acquired from the Bank or an affiliate pursuant to loan participation agreements between the Bank or its affiliate and us. The Bank either originated the mortgage assets, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank and its affiliates and mortgage assets or other assets from unaffiliated third parties.

The loans in our portfolio are serviced by the Bank or its affiliates. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties, which are not affiliated with the Bank or us.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

The Internal Revenue Code of 1986, as amended (the Code) requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2012, we expect to be taxed as a REIT, and we intend to comply with the relevant provisions of the Code to be taxed as a REIT.

Additionally, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940 (the Investment Company Act). Therefore, we do not intend to:

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

Commercial and Industrial and Commercial Real Estate Loans

We own participation interests in commercial and industrial loans of which a portion are unsecured and the remainder are secured by personal property, and commercial real estate (CRE) consisting of both real estate mortgage and real estate construction loans secured by real property. Unsecured loans are more likely than secured loans to result in a loss upon default. Commercial and industrial and CRE loans also may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity.

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

Our portfolio of residential mortgage loans consists of both adjustable and fixed rate mortgage loans.

Dividend Policy

We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes, which excludes capital gains. Such dividend distributions may in some periods exceed net income determined under U.S. generally accepted accounting principles (GAAP) due to differences in income and expense recognition for REIT taxable income determination purposes. In order to remain qualified as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders.

Dividends are authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, Delaware corporation law, economic conditions, tax considerations and our continued qualification as a REIT. We expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all outstanding series of preferred securities, even in the event of a significant drop in interest rate levels or increase in the allowance for loan losses because:

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

In 2011, our board of directors declared special capital distributions in the amount of $4.5 billion payable to holders of our common stock. This distribution reduced relatively high levels of cash on Wachovia Funding’s balance sheet, resulting from loan pay-downs, in order to maintain Qualifying Assets greater than 80% of total assets. See also Part II. Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Report.

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

Asset Acquisition and Disposition Policies. We generally purchase, or accept as capital contributions, loans or participation interests in loans from the Bank or its affiliates that generally are:

•	performing, meaning they are current;
•	unencumbered; and
•	secured by real property such that they are REIT Qualified Assets.

We may from time to time acquire loans or participation interests in loans directly from unaffiliated third parties. It is our intention that any loans or participation interests acquired directly from unaffiliated third parties will meet the same general criteria as the loans or participation interests we acquire from the Bank or its affiliates.

In the past, we have purchased, or accepted as capital contributions, loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate-secured loans from the Bank or its affiliates. We may use any proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio to acquire additional loans. Although we are not precluded from purchasing additional types of loans, loan participation interests or other assets, we anticipate that participation interests in additional loans acquired by us will be of the types described earlier under the heading “—General Description of Mortgage Assets and Other Authorized Investments; Investment Policy.”

We may from time to time acquire a limited amount of other authorized investments. Although we do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. At December 31, 2012, we did not hold any mortgage-backed securities.

Credit Risk Management Policies. For a description of our credit risk management policies, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Report.

Conflict of Interest Policies. Because of the nature of our relationship with the Bank and its affiliates, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of participation interests in loans from, or disposition of participation interests in loans to the Bank, foreclosure on defaulted loans and the modification of either the participation or servicing agreements. It is our policy that the terms of any financial transactions with the Bank will be consistent with those available from third parties in the lending industry.

Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. It is our intention that any agreements and transactions between us and the Bank or its affiliates, including, without limitation, any loan participation agreements, be fair to all parties and consistent with market terms for such types of transactions. The requirement in our certificate of incorporation that certain of our actions be approved by a majority of our independent directors also is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will not differ from terms that could have been obtained from unaffiliated third parties.

Servicing

The loans in our portfolio are serviced by the Bank or its affiliates pursuant to the terms of participation and servicing agreements between the Bank or its affiliates and us. The Bank has delegated servicing responsibility for certain of the residential mortgage loans to third parties that are not affiliated with us or the Bank or its affiliates.

We pay the Bank a monthly loan servicing fee for its services under the terms of the loan participation and servicing agreements. See Note 8 (Transactions with Related Parties) to Financial Statements in this Report for more details.

The participation and servicing agreements require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and servicing agreements, including any payment to its affiliates or third parties for servicing the loans.

In accordance with the terms of the servicing agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan. In the event we determine a foreclosure proceeding is appropriate, we will generally sell the loans back to the Bank, although we may direct the Bank to pursue the foreclosure on our behalf. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property.

We anticipate that the Bank or its affiliates will continue to act as servicer of any additional loans that we acquire through purchase or participation interests from the Bank or its affiliates. We anticipate that any such servicing arrangement that we enter into in the future with the Bank or its affiliates will contain fees and other terms that most likely will differ from, but be substantially equivalent to, those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire additional loans or participation interests from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank or its affiliates. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

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

Regulatory Considerations

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and before various regulatory agencies that supervise our operations. In addition, not all regulations authorized or required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act but that have not yet been proposed or finalized.

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

In an exchange, holders of our Series A preferred securities would receive one depositary share representing a one-sixth hundredth interest in one share of Wells Fargo Series G, Class A preferred stock for each of our Series A preferred securities. The Wells Fargo Series G, Class A preferred stock will be non-cumulative, perpetual, non-voting preferred stock of Wells Fargo ranking equally upon issuance with the most senior preferred stock of Wells Fargo then outstanding. If such an exchange occurs, holders of our Series A preferred securities would own an investment in Wells Fargo and not in us at a time when the Bank’s and, ultimately, Wells Fargo’s financial condition is significantly impaired or the Bank may have been placed into conservatorship or receivership. At December 31, 2012, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

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

In June 2012, federal banking agencies jointly published notices of proposed rulemaking that, when finalized, could result in the occurrence of a Special Event. See Part II, Item 7 “Risk Factors” and Note 6 (Common and Preferred Stock) to Financial Statements in this Report for a more detailed description of the reasons for early redemption of the Series A preferred securities.

For more information concerning Wells Fargo and the Bank, please see Part IV, Item 15 of Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 2012,

which is incorporated by reference herein (excluding the list of exhibits incorporated therein by reference), and the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a).

Employees

We have two executive officers and eight additional non-executive officers. Our current executive officers are also executive officers of Wells Fargo. Our non-executive officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We do not anticipate that we will require any additional employees because employees of the Bank and its affiliates are servicing the loans under the participation and servicing agreements. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under home equity or residential mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets. However, as of December 31, 2012, 108 current and former employees of Wells Fargo or its affiliates, including certain of the non-executive officers discussed above, own one Series D preferred security each.

Executive Offices

Our principal executive offices are located at 90 South 7th Street, 13th Floor, Minneapolis, Minnesota 55402 (telephone number (855) 825-1437).

Available Information

Wachovia Funding does not maintain its own website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible without charge on the SEC’s website, www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings/preferred-funding.

Item 1A.    Risk Factors.

Information in response to this item can be found in Part II, Item 7 “Risk Factors” in this Report, which information is incorporated by reference into this item.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Wachovia Funding does not own any properties and our primary executive offices are used primarily by affiliates of Wells Fargo. Because we do not have any of our own employees who are not also employees of Wells Fargo or the Bank, we do not need office space for such employees. All officers of Wachovia Funding are also officers of Wells Fargo and/or certain of its affiliates, including the Bank and perform their services from office space owned or leased by Wells Fargo or the Bank, as applicable.

Item 3.    Legal Proceedings.

Information in response to this item can be found in Part IV, Item 15 of this Report in Note 3 (Commitments, Guarantees and Other Matters), which information is incorporated by reference into this item.

Item 4.    Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company’s executive officers is included in Item 10 of this Report.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

General

Wachovia Funding’s common stock and Series B and Series C preferred stock are owned by Wells Fargo and affiliated entities. Wachovia Funding’s Series D preferred stock is owned by Wells Fargo and affiliated entities as well as current and former employees of Wells Fargo. The common stock, Series B, Series C and Series D preferred stock are not listed on any securities exchange.

In December 2002 and June 2003, Wachovia Preferred Holding sold 18,000,000 shares and 12,000,000 shares, respectively, of our Series A preferred securities in registered public offerings. Wachovia Funding did not receive any of the proceeds from these offerings. Wachovia Funding’s Series A preferred securities have been listed on the NYSE since January 10, 2003.

Dividends

For the year ended December 31, 2012, Wachovia Funding declared and paid (i) cash dividends of $1.81 per share on its Series A preferred securities, (ii) cash dividends of $0.57 per share on its Series B preferred securities, (iii) cash dividends of $27.18 per share on its Series C preferred securities, and (iv) cash dividends of $85.00 per share on its Series D preferred securities. Wachovia Funding also paid dividends of $5.95 per share on its common stock in 2012. Please see Part I, Item 1 “Business—Dividend Policy” for a description of our policies regarding dividends and for information regarding actions taken by our board of directors in 2011.

Equity Compensation Plans

Wachovia Funding does not have any equity compensation plans. Our two executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See “Executive Compensation” in Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April 29, 2013, for more information.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Consolidated Financial Data.

As reflected on the following page, selected consolidated financial data for the six years ended December 31, 2012, is derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information presented elsewhere in this Report, and the audited supplementary consolidating financial information filed herewith as Exhibit (99)(a).

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008	2007
Income statement data
Net interest income	$868,508	991,065	1,172,132	1,161,542	1,166,033	1,199,298
Noninterest income	1,816	1,520	20,862	5,250	22,502	8,682
Revenue	870,324	992,585	1,192,994	1,166,792	1,188,535	1,207,980
Provision for credit losses	224,407	131,251	354,025	217,573	321,605	21,162
Noninterest expense	63,512	65,498	68,635	79,974	86,493	102,947
Net income	581,908	795,613	769,416	867,650	767,276	1,067,033
Diluted earnings per common share	3.89	6.12	5.84	7.07	4.74	6.80
Dividends declared per common share (1)	5.95	7.31	7.97	9.00	6.95	6.67
Balance sheet data
Cash and cash equivalents	$642,946	1,186,165	2,774,299	2,092,523	1,358,129	1,394,729
Loans, net of unearned income	13,550,474	12,543,776	15,506,564	16,401,604	17,481,505	16,606,273
Allowance for loan losses	(309,220)	(313,762)	(402,960)	(337,431)	(269,343)	(93,095)
Total assets	14,068,785	13,534,395	18,178,117	18,410,128	18,836,915	18,233,647
Total liabilities	771,914	31,952	56,244	74,805	250,887	389,905
Total stockholders’ equity	13,296,871	13,502,443	18,121,873	18,335,323	18,586,028	17,843,742
(1)	In 2011, we also distributed $4.5 billion to holders of our common stock as a return of capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review

Summary Financial Data

(in thousands, except per share data)	2012	2011	% Change

For the year
Net income	$581,908	795,613	(27)%
Net income available to common stockholders	389,428	611,570	(36)
Diluted earnings per common share	3.89	6.12	(36)
Profitability ratios
Return on average assets	4.23%	5.38	(21)
Return on average stockholders’ equity	4.31	5.41	(20)
Average stockholders’ equity to assets	98.30	99.42	(1)
Dividend payout ratio (1)	152.96	119.44	28
Total revenue	$870,324	992,585	(12)
Average loans	12,327,433	13,587,767	(9)
Average assets	13,743,244	14,790,039	(7)
Net interest margin	6.27%	6.65	(6)
Net loan charge-offs	$221,268	214,718	3
As a percentage of average total loans	1.79%	1.58	13
At year end
Loans, net of unearned income	$13,550,474	12,543,776	8
Allowance for loan losses	309,220	313,762	(1)
As a percentage of total loans	2.28%	2.50	(9)
Assets	$14,068,785	13,534,395	4
Total stockholders’ equity	13,296,871	13,502,443	(2)
Total nonaccrual loans and foreclosed assets	460,235	356,019	29
As a percentage of total loans	3.40%	2.84	20
Loans 90 days or more past due and still accruing (2)	$29,777	38,096	(22)

(1)	Dividend declared per common share as a percentage of earnings per common share.
(2)	The carrying value of purchased credit-impaired (PCI) loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with selected consolidated financial data set forth in Part II, Item 6 and our audited consolidated financial statements and related notes included in Part IV, Item 15 of this Report.

OVERVIEW

Wachovia Funding is engaged in acquiring, holding and managing domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of December 31, 2012, we had $14.1 billion in assets, which included $13.6 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At December 31, 2012, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ended December 31, 2012, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

In the event we do not continue to qualify as a REIT, we believe there should be minimal adverse effect of that characterization to us or to our shareholders:

•

From a shareholder’s perspective, the dividends we pay as a REIT are ordinary investment income not eligible for the dividends received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers. If we were not a REIT, dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.
•

In addition, we would no longer be eligible for the dividends paid deduction, thereby creating a tax liability for us. Wells Fargo agreed to make, or cause its subsidiaries to make, a capital contribution to us equal in amount to any income taxes payable by us. Therefore, we believe a failure to qualify as a REIT would not result in any net capital impact to us.

Financial Performance

We earned $581.9 million in 2012, or $3.89 diluted earnings per common share, compared with $795.6 million, or $6.12 per common share, in 2011. The 2012 decrease in year over year net income was primarily attributable to a decline in interest income and a higher provision for credit losses in 2012.

Loans

Total loans, which consist of loan participation interests, were $13.6 billion at December 31, 2012, compared with $12.5 billion at December 31, 2011. Loans represented approximately 96% and 93% of assets at December 31, 2012 and December 31, 2011, respectively. We reinvested loan pay-downs by purchasing $4.4 billion of loans from the Bank and its affiliates in 2012, which consisted of $1.8 billion of commercial loans and $2.6 billion of consumer loans. In 2011 we purchased $648.8 million of consumer loans from the Bank. Our board of directors declared special capital distributions of $4.5 billion to holders of our common stock in 2011 that reduced elevated levels of cash on our balance sheet, in order to continue to qualify for the exemption from registration under the Investment Company Act. If in future periods we do not reinvest loan pay-downs at sufficient levels by purchasing loans, management may request our board of directors to consider an additional return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans represented less than 1 percent of total loans at both December 31, 2012 and December 31, 2011. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for additional information.

While credit quality continued to improve during 2012 as the overall financial condition of businesses and consumers strengthened and the housing market in many areas of the nation improved, our reported credit metrics in 2012 were adversely affected by guidance issued by bank regulators in first quarter 2012 relating to junior lien mortgages (Interagency guidance) and guidance issued by the OCC in third quarter 2012 relating to loans discharged in bankruptcy (OCC guidance). The Interagency guidance requires junior lien mortgages to be placed on nonaccrual status if the related first lien mortgage is nonaccruing. The OCC guidance requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value (fair value of collateral less estimated costs to sell) and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status. The Interagency guidance increased our nonperforming assets by $32.3 million as of December 31, 2012. The OCC guidance increased nonperforming assets by $77.8 million as of December 31, 2012, and increased loan charge-offs by $46.1 million for 2012. Including the combined adverse effect of the new junior lien and bankruptcy regulatory guidance:

•	net charge-offs were $221.3 million in 2012 (1.79% of average loans) compared with $214.7 million in 2011 (1.58% of average loans);
•	nonperforming assets were $460.2 million at December 31, 2012, compared with $356.0 million at December 31, 2011; and
•	loans 90 days or more past due and still accruing were $29.8 million at December 31, 2012, compared with $38.1 million at December 31, 2011.

Our $224.4 million provision for credit losses in 2012, which was $93.1 million more than 2011, incorporated an estimate for losses attributable to Super Storm Sandy, which occurred during the last week of October 2012. The provision for 2012 was $3.1 million higher than net loan charge-offs due to the OCC guidance and losses from Super Storm Sandy. See “—Risk Management—Credit Risk Management” section in this Report for more information.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $192.5 million in 2012, which included $54.4 million in dividends on our Series A preferred securities held by non-affiliated investors. Dividends declared to holders of our preferred securities were $184.0 million in 2011, which included $54.4 million in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $595.0 million in 2012. Distributions made to holders of our common stock in 2011 totaled $5.2 billion, which included $731.0 in dividends and $4.5 billion of special capital distributions.

Regulatory Capital

In June 2012, federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms (Basel III NPR), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. Although the proposed rules contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. See also “Risk Factors” and “Note 6 (Common and Preferred Stock)“to Financial Statements in this Report.

Earnings Performance

Net Income

We earned net income of $581.9 million, $795.6 million and $769.4 million in 2012, 2011 and 2010, respectively. The 2012 decrease in net income was primarily attributable to a decline in interest income and a higher provision for credit losses. The 2011 increase was primarily attributable to lower provision for credit losses, partially offset by a decline in interest and noninterest income.

Interest Income

Interest income was $868.8 million in 2012, compared with $991.1 million and $1.2 billion in 2011 and 2010, respectively. The decreases in 2012 and 2011 were primarily driven by decreases in the average balances of interest-earning assets.

Interest-earning assets are primarily made up of real estate 1-4 family loans. These loans’ average balances were $10.7 billion in 2012, compared with $12.1 billion in 2011 and $14.0 billion in 2010. The decrease in real estate 1-4 family loans was caused by the sum of pay-downs, charge-offs and loan sales outpacing consumer loan purchases. Average commercial loans were $1.6 billion in 2012, compared with $1.5 billion in 2011 and $1.8 billion in 2010. The 2012 increase primarily related to the purchase of $1.8 billion in commercial loans in the third and fourth quarter, offset in part by pay-downs, charge-offs and loan sales. We purchased no commercial loans in 2011. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial loans and other REIT-eligible assets.

To a lesser extent the decrease in interest income was driven by decreases in the average yield earned from loans. The average yield on total interest-earning assets was 6.27% in 2012 compared with 6.65% in 2011 and 6.39% in 2010. The decrease in the average yield in 2012 was primarily caused by continued declines in discount accretion on purchased consumer loans. Interest income included net discount accretion of $152.9 million, $201.9 million and $234.2 million in 2012, 2011 and 2010, respectively. The decrease in discount accretion was primarily driven by a decrease in loan pay-downs and pay-offs in 2012 compared with 2011.

Average yield is also impacted by asset mix. Real estate 1-4 family loans have a larger average yield than commercial loans and interest-bearing deposits. The real estate 1-4 family average loan balance was 77% of total interest-earning assets in 2012, compared with 81% in 2011 and 77% in 2010. Consumer loans as a percentage of interest-earning assets decreased in 2012 due to the reinvestment of real estate 1-4 family payments in commercial loans or held as interest-bearing deposits. Consumer loans as a percentage of interest-earning assets increased in 2011 due to the distribution of cash in the form of special capital distributions to common shareholders in 2011, which increased the 2011 average yield.

We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment, we also expect to recognize less discount accretion due to the passage of time from when the loans purchased at a discount were acquired. Wachovia Funding has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be impacted by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management—Asset/Liability Management—Interest Rate Risk” section of this Report for more information on interest rates and interest income.

Table 1 presents the components of earning assets and related average yield to provide an analysis of year-over-year changes that influenced interest income. The dollar amount of change in interest income related to our interest-earning assets for the years ended December 31, 2012 and 2011 is presented in Table 2.

Table 1: Interest Income

	Year ended December 31,

			2012			2011

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,611,516	41,630	2.58%	$1,466,423	34,114	2.33%
Real estate 1-4 family loans	10,715,917	823,751	7.69	12,121,344	956,292	7.89
Interest-bearing deposits in banks and other interest-earning assets	1,524,120	3,467	0.23	1,315,025	666	0.05

Total interest-earning assets	$13,851,553	868,848	6.27%	$14,902,792	991,072	6.65%

(1)	2012 and 2011 include taxable-equivalent adjustments.

	Year ended December 31,

			2010			2009

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$1,787,851	44,582	2.49%	$2,204,638	56,113	2.55%
Real estate 1-4 family loans	14,043,005	1,126,280	8.02	14,905,900	1,104,451	7.41
Interest-bearing deposits in banks and other interest-earning assets	2,522,215	1,279	0.05	1,641,713	1,358	0.08

Total interest-earning assets	$18,353,071	1,172,141	6.39%	$18,752,251	1,161,922	6.20%

(1)	2010 includes taxable-equivalent adjustments.

	Year ended December 31,

			2008

(in thousands)	Average balance	Interest income	Yields

Commercial loans	$2,848,256	130,127	4.57%
Real estate 1-4 family loans	13,498,319	1,011,162	7.49
Interest-bearing deposits in banks and other interest-earning assets	1,592,639	30,892	1.94

Total interest-earning assets	$17,939,214	1,172,181	6.53%

Table 2: Analysis of Changes in Interest Income

	Year ended December 31,
	2012 over 2011			2011 over 2010
	Interest income variance	Variance attributable to		Interest income variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$7,516	3,954	3,562	(10,468)	(2,722)	(7,746)
Real estate 1-4 family loans	(132,541)	(23,083)	(109,458)	(169,988)	(17,124)	(152,864)
Interest-bearing deposits in banks and other interest-earning assets	2,801	2,510	291	(613)	(1)	(612)

Total interest-earning assets	$(122,224)	(16,619)	(105,605)	(181,069)	(19,847)	(161,222)

Interest Expense

Wachovia Funding and its subsidiaries have $2.2 billion of lines of credit with the Bank. We did not borrow on our line of credit with the Bank in 2011 or 2010; accordingly, we did not incur interest expense during those periods. At December 31, 2012, the outstanding balance under the lines of credit with the Bank was $745.0 million. During fourth quarter 2012, we borrowed on our lines of credit in order to fund loan purchases. Interest expense related to borrowings on the line of credit was $334 thousand in 2012 on average annual borrowings of $87.6 million at a weighted average rate of 0.38%.

Provision for Credit Losses

The provision for credit losses was $224.4 million in 2012, compared with $131.3 million in 2011 and $354.0 million in 2010. The higher level of provision in 2012 primarily reflected a slower rate of delinquency improvement than in 2011, which drove the 2011 provision reduction. Additionally, the 2012 provision incorporated estimated losses attributable to Super Storm Sandy. Please refer to “—Balance Sheet Analysis” and “Risk Management—Credit Risk Management—Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income

Noninterest income in 2012 was $1.8 million, compared with $1.5 million in 2011 and $20.9 million in 2010. In 2012 and 2011, noninterest income consisted primarily of fees related to loans. In 2010, noninterest income consisted primarily of a $17.7 million gain on sale of commercial loan participations to the Bank and $2.5 million on gains related to an interest rate swap.

Noninterest Expense

Noninterest expense in 2012 was $63.5 million, compared with $65.5 million in 2011 and $68.6 million in 2010. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.

Loan servicing costs were $41.8 million, $47.8 million and $59.1 million in 2012, 2011, and 2010 respectively. The decrease in these costs each year reflected a decrease in the average loan portfolios. These costs are driven by the size and mix of our loan portfolio.

Management fees were $7.9 million in 2012, compared with $6.4 million in 2011 and $4.6 million in 2010. Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf. The increase in management fees related to an increase in the rates of certain technology system and support expenses.

Foreclosed assets expense was $10.8 million in 2012, $8.3 million in 2011, and $3.4 million in 2010. These increases in foreclosure-related costs were mainly attributable to an increase in the volume of loans going into foreclosure. Substantially all of our real estate owned consists of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of Wachovia Preferred Realty, LLC (WPR), our taxable REIT subsidiary, was $497 thousand, $223 thousand and $918 thousand in 2012, 2011 and 2010, respectively. WPR holds certain cash investments and previously held certain interest rate swaps.

Balance Sheet Analysis

Total Assets

Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $14.1 billion at December 31, 2012, and $13.5 billion at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents were $642.9 million at December 31, 2012, and $1.2 billion at December 31, 2011. We reinvested loan pay-downs by purchasing $4.4 billion of loans from the Bank in 2012, which consisted of $1.8 billion of commercial loans and $2.6 billion of consumer loans.

Loans

Loans, net of unearned income increased $1.1 billion to $13.6 billion at December 31, 2012, compared with $12.5 billion at December 31, 2011, primarily reflecting loan purchases partially offset by pay-downs, charge-offs and loan sales across the entire portfolio. In 2012, we purchased $1.8 billion of commercial and $2.6 billion of consumer loans from the Bank and its affiliates at their estimated fair value. We purchased $648.8 million of consumer loans from the Bank in 2011 at their estimated fair value. At December 31, 2012 and 2011, consumer loans represented 81% and 89% of loans, respectively, and commercial loans represented the balance of our loan portfolio.

Allowance for Loan Losses

The allowance for loan losses decreased $4.6 million to $309.2 million at December 31, 2012, from $313.8 million at December 31, 2011. The decrease in the allowance was primarily due to lower levels of inherent credit loss in the portfolio compared with levels existing at December 31, 2011, partially offset by the impact of Super Storm Sandy.

At December 31, 2012, the allowance for loan losses included $283.6 million for consumer loans and $25.6 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See “Risk Management— Credit Risk Management—Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Interest Rate Swaps

Interest rate swaps were carried at fair value, which resulted in a net asset position of $1.0 million at December 31, 2011. The interest rate swaps expired in June 2012.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, and other transactions with the Bank.

Line of Credit with Bank

We drew upon our lines of credit in 2012 to finance certain loan purchases. At December 31, 2012, we had a $2.2 billion line of credit with the Bank, of which $745.0 million was outstanding.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity risks, and funding risks.

Credit Risk Management

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

Table 3: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
Commercial:
Commercial and industrial	$99,207	287,174	1.6	1.4
Real estate mortgage	2,499,527	1,015,087	3.5	3.8
Real estate construction	34,537	45,887	4.5	5.0

Total commercial	2,633,271	1,348,148	3.5	3.3
Consumer:
Real estate 1-4 family first mortgage	8,137,597	7,945,746	20.2	20.0
Real estate 1-4 family junior lien mortgage	2,779,606	3,249,882	17.1	17.9

Total consumer	10,917,203	11,195,628	19.4	19.4

Total loans	$13,550,474	12,543,776	16.3	17.7

The discussion that follows provides analysis of the risk elements of our various loan portfolios and our credit risk management and measurement practices. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

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

Table 4: Loan Portfolio by Geography

	December 31, 2012

(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans

Florida	$251,797	972,811	358,511	1,583,119	12%
New Jersey	198,403	744,136	533,701	1,476,240	11
Pennsylvania	45,950	961,544	430,947	1,438,441	11
California	657,829	646,988	42,641	1,347,458	10
North Carolina	240,514	806,559	209,622	1,256,695	9
All other states	1,238,778	4,005,559	1,204,184	6,448,521	47

Total loans	$2,633,271	8,137,597	2,779,606	13,550,474	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 5 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten and diversified. Our credit risk management process for this portfolio primarily focuses on a customers’ ability to repay the loan through their cash flows. A portion of the loans in our C&I portfolio are unsecured with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 5: Commercial and Industrial Loans by Industry

	December 31, 2012

(in thousands)	Total	% of total C&I loans

Other services (except public administration)	$32,028	32%
Real estate-other (1)	31,254	32
Manufacturing	14,016	14
Healthcare and social assistance	12,156	12
Construction	5,540	6
Wholesale trade	1,777	2
Finance and insurance	1,125	1
Other	1,311	1

Total loans	$99,207	100%

(1)	Includes lessors, building operators and real estate agents.

COMMERCIAL REAL ESTATE (CRE) The CRE portfolio consists of both CRE mortgage loans and CRE construction loans. Table 6 summarizes CRE loans by state and property type. To identify and manage newly emerging problem CRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. In 2012, we purchased $1.8 billion of CRE loans primarily to diversify the composition of our loan portfolio. Prior to the 2012 purchase, Wachovia Funding last acquired CRE loans in 2002. We consider the creditworthiness of the customers and collateral valuations when selecting CRE loans for purchase. In future periods, we expect to consider purchases of CRE loans in addition to other REIT qualifying assets such as 1-4 family residential mortgage loans.

Table 6: CRE Loans by State and Property Type

	December 31, 2012

(in thousands)	Real estate mortgage	Real estate construction	Total CRE loans	% of total CRE loans

By state:
California	$657,917	-	657,917	26%
North Carolina	223,859	9,726	233,585	9
Florida	221,103	8,325	229,428	9
Texas	163,006	2,093	165,099	7
Georgia	156,829	845	157,674	6
All other states	1,076,813	13,548	1,090,361	43

Total loans	$2,499,527	34,537	2,534,064	100%

By property:
Office buildings	$681,354	9,421	690,775	27%
Warehouse	425,484	-	425,484	17
Shopping center	289,931	-	289,931	11
Office	184,587	4,971	189,558	7
Industrial/warehouse	153,478	-	153,478	6
Retail establishment (restaurant, stores)	144,860	-	144,860	6
5+ multifamily residence	115,890	-	115,890	5
Retail (excluding shopping center)	105,008	1,696	106,704	4
Real estate collateral pool	83,161	-	83,161	3
Hotel/motel	74,451	-	74,451	3
Manufacturing plant	66,257	-	66,257	3
Real estate - other	52,483	5,020	57,503	2
Institutional	50,716	-	50,716	2
Apartments	31,945	744	32,689	1
Other	39,922	12,685	52,607	3

Total loans	$2,499,527	34,537	2,534,064	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgages by state and the related combined loan-to-value (CLTV) ratio are presented in Table 7. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial payment periods of three to four months, and after successful completion and compliance with terms during this period, the loan is permanently modified. During both the trial payment period and/or permanent modification period, the loan is accounted for as a TDR loan.

We also monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process.

The Bank and/or other Wells Fargo affiliates act as servicer for predominantly all of our loan portfolio, including our consumer real estate loans. As announced in February 2012, the Bank reached a settlement regarding its mortgage servicing and foreclosure practices with the Department of Justice and other federal and state government entities, which became effective on April 5, 2012, where it committed to provide relief to borrowers with real estate 1-4 family first and junior lien mortgage loans. Also, in January 2013, the Bank announced the Independent Foreclosure Review settlement under which it will provide foreclosure prevention actions that may include modifications for borrowers. We believe these settlements will not have a material impact on our consolidated financial statements.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, in accordance with Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties issued by bank regulators on January 31, 2012 (Interagency Guidance), we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure regardless of the junior lien delinquency status. This action had minimal financial impact as the expected loss content of these loans was already considered in the allowance for loan losses. At December 31, 2012, $32.3 million of performing junior liens subordinate to delinquent senior liens were classified as nonaccrual.

In addition, credit metrics for 2012 were affected by the guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status. At December 31, 2012, $77.8 million of the loans affected were classified as nonaccrual and $132.0 million were reported as TDRs. The OCC guidance also increased charge-offs by $46.1 million in 2012. Loans affected were predominantly real estate 1-4 family mortgage loans.

See “Risk Management—Credit Risk Management—Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report for more information.

Table 7: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	December 31, 2012

(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)

Pennsylvania	$1,392,491	69%
Florida	1,331,322	80
New Jersey	1,277,837	73
North Carolina	1,016,181	71
Virginia	893,033	70
All other states	5,006,339	70

Total loans	$10,917,203

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

HOME EQUITY PORTFOLIOS Our home equity portfolio includes real estate 1-4 family junior lien mortgages secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss.

In accordance with Interagency Guidance, junior lien loans are now reported as nonaccrual if the related first lien is 120 days past due or is in the process of foreclosure. This action had minimal financial impact as the expected loss content of these loans was already considered in the loan loss allowance. See “Risk Management—Credit Risk Management—Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report for more information.

Table 8 summarizes delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses.

Table 8: Home Equity Portfolio (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate

	December 31,		December 31,		December 31,

(in thousands)	2012	2011	2012	2011	2012 (2)	2011

New Jersey	$531,622	668,234	5.38%	5.69	4.60	3.82
Pennsylvania	428,841	534,996	3.88	3.90	3.02	2.19
Florida	357,586	453,952	5.15	5.66	6.88	7.47
Virginia	277,294	332,236	3.40	3.12	3.46	2.53
North Carolina	208,315	257,958	4.17	3.83	4.49	2.82
Other	963,944	985,059	3.61	4.86	4.75	3.72

Total	$2,767,602	3,232,435	4.21	4.73	4.58	3.82

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $12,004 thousand at December 31, 2012 and $17,447 thousand at December 31, 2011.
(2)	Reflects the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status. Excluding the impact of OCC guidance, the total loss rate for 2012 was 3.38%. We believe that the presentation of certain information in this Report excluding the impact of the OCC guidance provides useful disclosure regarding the underlying credit quality of our loan portfolios.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 9 summarizes nonperforming assets (NPAs) for each of the last five years. We generally place loans on nonaccrual status when:

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
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	effective third quarter 2012, performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

In first quarter 2012, we implemented the Interagency Guidance, which requires us to place junior liens on nonaccrual status if the related first lien is nonaccruing. At December 31, 2012, $32.3 million of such junior liens were classified as nonaccrual.

In third quarter 2012, we implemented the OCC guidance related to loans discharged in bankruptcy, which increased nonperforming assets by $77.8 million as of December 31, 2012, and increased loan charge-offs by $46.1 million for 2012.

Note 1 (Summary of Significant Accounting Policies—Loans) to Financial Statements in this Report describes our accounting policy for nonaccrual and impaired loans.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	December 31,

(in thousands)	2012	2011	2010	2009	2008

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	2,454	3,510	-
Real estate mortgage	16,270	21,132	21,491	4,869	-
Real estate construction	-	251	366	-	-

Total commercial	16,270	21,383	24,311	8,379	-

Consumer:
Real estate 1-4 family first mortgage	306,922	228,363	225,297	119,666	175
Real estate 1-4 family junior lien mortgage (1)	129,251	99,347	117,218	79,495	-

Total consumer (2)	436,173	327,710	342,515	199,161	175

Total nonaccrual loans	452,443	349,093	366,826	207,540	175

Foreclosed assets	7,792	6,926	5,891	2,282	3,604

Total nonperforming assets	$460,235	356,019	372,717	209,822	3,779

As a percentage of total loans	3.40%	2.84	2.40	1.28	0.02

(1)	Includes $32.3 million at December 31, 2012, resulting from the Interagency Guidance issued in 2012, which requires performing junior liens to be classified as nonaccrual if the related first mortgage is nonaccruing.
(2)	Includes $77.8 million at December 31, 2012 consisting of $61.1 million of first mortgages and $16.7 million of junior liens, resulting from the OCC guidance issued in third quarter 2012, which requires performing consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 10: Nonperforming Assets During 2012

(in thousands)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	16,270	24,054	22,324	18,623
Real estate construction	-	-	29	180

Total commercial	16,270	24,054	22,353	18,803

Consumer:
Real estate 1-4 family first mortgage	306,922	313,389	233,500	235,737
Real estate 1-4 family junior lien mortgage	129,251	142,896	136,609	152,824

Total consumer	436,173	456,285	370,109	388,561

Total nonaccrual loans	452,443	480,339	392,462	407,364

Foreclosed assets	7,792	10,282	10,999	6,769

Total nonperforming assets	$460,235	490,621	403,461	414,133

As a percentage of total loans	3.40%	4.08	3.32	3.28

Total NPAs were $460.2 million (3.40% of total loans) at December 31, 2012, and included $452.4 million of nonaccrual loans and $7.8 million of foreclosed assets. Nonaccrual loans increased $103.3 million in 2012; however, apart from the increase of $32.3 million from Interagency guidance and $77.8 from the OCC guidance, total nonaccrual loans declined during the year by $6.8 million.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan stays on nonaccrual. Table 11 provides an analysis of the changes in nonaccrual loans.

If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual at year end) had been accrued under the original terms, approximately $29.8 million of interest would have been recorded as income on these loans, compared with $7.0 million actually recorded as interest income in 2012 .

Table 11: Analysis of Changes in Nonaccrual Loans

	Quarter ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Year ended Dec. 31,

(in thousands)	2012	2012	2012	2012	2012	2011

Commercial nonaccrual loans
Balance, beginning of period	$24,054	22,353	18,803	21,383	21,383	24,311
Inflows	167	3,714	4,796	1,871	10,548	7,034
Outflows	(7,951)	(2,013)	(1,246)	(4,451)	(15,661)	(9,962)

Balance, end of period	16,270	24,054	22,353	18,803	16,270	21,383

Consumer nonaccrual loans
Balance, beginning of period	456,285	370,109	388,561	327,710	327,710	342,515
Inflows (1)	81,122	174,193	89,718	154,618	499,651	395,945
Outflows:
Returned to accruing	(42,561)	(44,316)	(53,016)	(42,556)	(182,449)	(212,210)
Foreclosures	(3,747)	(3,921)	(7,696)	(4,897)	(20,261)	(14,235)
Charge-offs	(53,227)	(36,052)	(38,171)	(42,903)	(170,353)	(140,177)
Payment, sales and other	(1,699)	(3,728)	(9,287)	(3,411)	(18,125)	(44,128)

Total outflows	(101,234)	(88,017)	(108,170)	(93,767)	(391,188)	(410,750)

Balance, end of period	436,173	456,285	370,109	388,561	436,173	327,710

Total nonaccrual loans	$452,443	480,339	392,462	407,364	452,443	349,093

(1)	Quarter ended September 30, 2012, includes $87.7 million of performing loans moved to nonaccrual status as a result of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Quarter ended March 31, 2012, includes $55.2 million of loans moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 12: Troubled Debt Restructurings (TDRs) (1)

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Real estate mortgage	3,593	2,470	2,454	-	-
Real estate construction	-	-	-	-	-
Total commercial TDRs	3,593	2,470	2,454	-	-
Consumer TDRs:
Real estate 1-4 family first mortgage	345,640	191,773	131,159	54,129	-
Real estate 1-4 family junior lien mortgage	135,029	111,463	78,187	61,882	-
Trial modifications (1)	20,183	21,369	-	-	-
Total consumer TDRs (2)	500,852	324,605	209,346	116,011	-
Total TDRs	$504,445	327,075	211,800	116,011	-
TDRs on nonaccrual status	$222,448	85,733	69,134	9,801	-
TDRs on accrual status	281,997	241,342	142,666	106,210	-
Total TDRs	$504,445	327,075	211,800	116,011	-

(1)	Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we classify trial modifications as TDRs at the beginning of the trial period. For many of our consumer real estate modification programs, we may require a borrower to make trial payments generally for a period of three to four months. Prior to the SEC clarification, we classified trial modifications as TDRs once a borrower successfully completed the trial period in accordance with the terms.
(2)	December 31, 2012, includes $132.0 million of loans, consisting of $100.8 million of first mortgages and $31.2 million of junior liens, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

Table 13: TDRs Balance by Quarter During 2012

(in thousands)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Commercial TDRs:
Commercial and industrial	$-	-	-	-
Real estate mortgage	3,593	3,696	5,134	2,664
Real estate construction	-	-	-	-
Total commercial TDRs	3,593	3,696	5,134	2,664
Consumer TDRs:
Real estate 1-4 family first mortgage	345,640	320,821	206,720	198,756
Real estate 1-4 family junior lien mortgage	135,029	136,316	108,726	110,441
Trial modifications	20,183	22,300	22,875	23,681
Total consumer TDRs	500,852	479,437	338,321	332,878
Total TDRs	$504,445	483,133	343,455	335,542
TDRs on nonaccrual status	$222,448	234,310	96,465	97,942
TDRs on accrual status	281,997	248,823	246,990	237,600
Total TDRs	$504,445	483,133	343,455	335,542

Table 14: Analysis of Changes in TDRs

	Quarter ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Year ended Dec. 31,

(in thousands)	2012	2012	2012	2012	2012	2011

Commercial TDRs:
Balance, beginning of period	$3,696	5,134	2,664	2,470	2,470	2,454
Inflows	-	74	2,505	1,377	3,956	158
Outflows	(103)	(1,512)	(35)	(1,183)	(2,833)	(142)

Balance, end of quarter	3,593	3,696	5,134	2,664	3,593	2,470

Consumer TDRs:
Balance, beginning of quarter	479,437	338,321	332,878	324,605	324,605	220,468
Inflows (1)	61,212	155,557	19,722	19,648	256,139	167,032
Outflows:
Charge-offs (2)	(28,094)	(5,161)	(7,693)	(7,223)	(48,171)	(18,701)
Foreclosures (2)	(386)	-	(749)	(141)	(1,276)	(292)
Payments, sales and other (3)	(9,200)	(8,705)	(5,031)	(6,323)	(29,259)	(40,291)
Net change in trial modifications (4)	(2,117)	(575)	(806)	2,312	(1,186)	(3,611)

Total outflows	(39,797)	(14,441)	(14,279)	(11,375)	(79,892)	(62,895)

Balance, end of period	500,852	479,437	338,321	332,878	500,852	324,605

Total TDRs	$504,445	483,133	343,455	335,542	504,445	327,075

(1)	Quarter ended September 30, 2012, includes $120.7 million of loans, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value. Fourth quarter 2012 inflows remain elevated primarily due to the OCC guidance.
(2)	Fourth quarter 2012 outflows reflect the impact of loans discharged in bankruptcy being reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(3)	Other outflows include normal amortization/accretion of loan basis adjustments.
(4)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Recorded investment of loans modified in TDRs is provided in Tables 12 and 13. Table 14 provides an analysis of the changes in TDRs. The allowance for loan losses for TDRs was $103.5 million and $104.3 million at December 31, 2012 and 2011, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.

In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.0 million, $7.6 million, $10.9 million and $47.6 million, at December 31, 2012, 2011, 2010 and 2009, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Loans 90 days or more past due and still accruing at December 31, 2012, were down $8.3 million, from December 31, 2011, predominantly due to loss mitigation activities including modifications and continued credit quality improvement during 2012 as the overall financial condition of businesses and consumers strengthened and the housing market in many areas of the nation improved. Table 15 reflects non-PCI loans 90 days or more past due and still accruing.

Table 15: Loans 90 Days or More Past Due and Still Accruing

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial	$-	-	1	-	-
Real estate mortgage	4,455	1,596	-	9,445	-
Real estate construction	-	-	-	-	-
Total commercial	4,455	1,596	1	9,445	-
Consumer:
Real estate 1-4 family first mortgage	18,382	21,008	22,319	20,681	3,146
Real estate 1-4 family junior lien mortgage (1)	6,940	15,492	14,645	20,406	-
Total consumer	25,322	36,500	36,964	41,087	3,146
Total	$29,777	38,096	36,965	50,532	3,146

(1)	The balance at December 31, 2012, reflects the impact from the transfer of certain 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

NET CHARGE-OFFS

Table 16: Net Charge-offs

	Year ended		Quarter ended

	December 31,		December 31,		September 30,		June 30,		March 31,

($ in thousands)	Net loan charge- offs	% of avg. loans	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)

2012
Total commercial	$559	0.03%	$(1,337)	(0.21)%	$1,461	0.40%	$187	0.06%	$248	0.08%
Consumer:
Real estate 1-4 family first mortgage	80,378	1.05	25,395	1.38	17,791	0.93	14,327	0.73	22,865	1.18
Real estate 1-4 family junior lien mortgage	140,331	4.55	31,110	4.30	50,548	6.52	28,613	3.62	30,060	3.80
Total consumer (2)	220,709	2.06	56,505	2.21	68,339	2.55	42,940	1.56	52,925	1.94
Total	$221,268	1.79%	$55,168	1.73%	$69,800	2.30%	$43,127	1.41%	$53,173	1.74%

2011
Total commercial	$745	0.05%	$586	0.17%	$85	0.02%	$116	0.03%	$(42)	(0.01	) %
Consumer:
Real estate 1-4 family first mortgage	76,524	0.90	17,959	0.92	16,324	0.79	19,272	0.89	22,969	1.00
Real estate 1-4 family junior lien mortgage	137,449	3.80	32,162	3.85	30,784	3.49	32,108	3.49	42,395	4.38
Total consumer	213,973	1.77	50,121	1.79	47,108	1.60	51,380	1.66	65,364	1.99
Total	$214,718	1.58%	$50,707	1.61%	$47,193	1.42%	$51,496	1.49%	$65,322	1.78%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.
(2)	The year ended December 31, 2012, includes $46.1 million resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Upon initial implementation of the OCC guidance in third quarter 2012, $28.6 million was charged off.

Table 16 presents net charge-offs for the year and quarters of 2012 and 2011. Net charge-offs in 2012 were $221.3 million (1.79% of average total loans outstanding) compared with $214.7 million (1.58%) in 2011. Net charge-offs in 2012 included $46.1 million resulting from the OCC guidance issued in third quarter 2012. Excluding the impact of the OCC guidance, net charge-offs in 2012 were $175.2 million (1.42% of average total loans outstanding), down $39.5 million from 2011 as a result of continued modest improvement in economic conditions and aggressive loss mitigation activities aimed at working with our customers through their financial challenges. The majority of net losses were in consumer real estate.

Commercial and industrial and CRE net charge-offs in 2012 and 2011 were not significant. Although economic stress and decreased CRE values have resulted in the deterioration of our commercial and industrial and CRE credit portfolios, there have been relatively small net losses. Due to the larger dollar amounts associated with individual commercial and industrial and CRE loans, loss recognition tends to be irregular and varies more than with consumer loan portfolios.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date.

We employ a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength, foreclosure process timeframes and the value and marketability of collateral.

The 2012 provision of $224.4 million exceeded net charge-offs by $3.1 million primarily due to estimated losses resulting from Super Storm Sandy. The provision incorporated estimated losses attributable to Super Storm Sandy, which caused destruction along the northeast coast of the U.S. in late October 2012 and primarily affected our consumer real estate loan portfolios. The loss estimated for Super Storm Sandy was based on available damage assessments, the extent of insurance coverage, the availability of government assistance for our borrowers, and our estimate of the potential impact on borrowers’ ability and willingness to repay their loans, and considered various factors, including our estimate of the probabilities associated with various outcomes. The OCC guidance issued in 2012 requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. While the impact of the OCC guidance accelerated charge-offs of performing consumer loans discharged in bankruptcy in 2012, the allowance had coverage for these charge-offs. Total provision for credit losses was $224.4 million in 2012, $131.3 million in 2011 and $354.0 million in 2010.

The 2011 provision was $83.5 million less than net charge-offs. Primary drivers of the 2011 allowance release were decreased net charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower delinquent loan levels. In 2010, the provision exceeded net charge-offs by $69.1 million due to credit deterioration as well as growth in TDRs.

In determining the appropriate allowance attributable to our residential real estate portfolios, our process considers the associated credit cost, including re-defaults of modified loans and projected loss severity for loan modifications that occur or are probable to occur. In addition, our process incorporates the estimated allowance associated with high risk portfolios defined in the Interagency Guidance relating to junior lien mortgages.

Changes in the allowance reflect changes in statistically derived loss estimates, historical loss experience, current trends in borrower risk and/or general economic activity on portfolio performance, and management’s estimate for imprecision and uncertainty.

At December 31, 2012, the allowance for credit losses totaled $309.6 million, compared with $313.9 million, at December 31, 2011. We believe the allowance for credit losses at December 31, 2012, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examinations processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies), and the detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 17 presents an analysis of the allowance for credit losses for the last five years.

Table 17: Allowance for Credit Losses
(in thousands)	2012	2011	2010	2009	2008
Components:
Allowance for loan losses	$309,220	313,762	402,960	337,431	269,343
Allowance for unfunded credit commitments	384	166	595	440	570

Allowance for credit losses	$309,604	313,928	403,555	337,871	269,913

Allowance for loan losses as a percentage of total loans	2.28%	2.50	2.60	2.06	1.54
Allowance for loan losses as a percentage of net charge-offs	139.75	146.13	141.44	225.28	302.04
Allowance for credit losses as a percentage of total loans	2.28	2.50	2.60	2.06	1.54
Allowance for credit losses as a percentage of total nonaccrual loans	68.43	89.93	110.01	162.80	NM

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 22% of our loan portfolio consisted of variable rate loans at December 31, 2012. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At December 31, 2012, approximately 78% of the balance of our loans had fixed interest rates. Such loans tend to increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At December 31, 2012, $3.6 billion, or 26% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At December 31, 2012, our liabilities were $771.9 million, or 5% of our assets, while stockholders’ equity was $13.3 billion, or 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

Our rate-sensitive assets and liabilities at December 31, 2012 are presented in Table 18. Assets that immediately reprice are placed in the overnight column. The allowance for loan losses is not included in loans. At December 31, 2012 the fair value of the loan portfolio was $14.6 billion with fixed rate loans and loan participations of approximately $11.5 billion and variable rate loans and loan participations of approximately $3.1 billion.

Table 18: Rate-sensitive Assets and Liabilities
		December 31, 2012
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total

Rate-sensitive assets
Interest-bearing deposits in banks	$642,946	-	-	-	-	642,946
Loans and loan participations
Fixed rate	-	113,905	448,176	322,308	9,662,161	10,546,550
Variable rate	-	293,560	804,161	567,973	1,338,230	3,003,924

Total rate-sensitive assets	$642,946	407,465	1,252,337	890,281	11,000,391	14,193,420

Line of credit with Bank	-	745,016	-	-	-	745,016

Total rate-sensitive liabilities	$-	745,016	-	-	-	745,016

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the lines of credit we have with the Bank as a short-term liquidity source. At December 31, 2012, there was $745.0 million outstanding on our lines of credit with the Bank.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. In 2012, we purchased $4.4 billion of loan participations from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider an additional return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may in some periods exceed net income determined under generally accepted accounting principles.

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

At December 31, 2012, our liabilities consisted of borrowings from the Bank and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the certificate of designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, if among other things, regulators adopt capital standards that do not permit Wells Fargo or the Bank to treat our Series A preferred securities as Tier 1 capital, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation.

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding

Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. Although the proposed rules contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. Although any such redemption must be in whole for a redemption price of $25.00 per Series A security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price of the Series A preferred securities.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as particularly sensitive in terms of judgments and the extent to which estimates are used. Management and the board of directors have reviewed and approved this critical accounting policy.

Allowance for Credit Losses

As a subsidiary of Wells Fargo, our loans are subject to the same analysis of the appropriateness of the allowance for credit losses (ACL) as applied to loans maintained in Wells Fargo’s other subsidiaries, including the Bank.

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

We employ a disciplined process and methodology to establish our allowance for credit losses. The total allowance for credit losses considers both impaired and unimpaired loans. While our methodology attributes portions of the allowance to specific portfolio segments, the entire allowance for credit losses is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments. No single statistic or measurement determines the appropriateness of the allowance for credit losses.

COMMERCIAL PORTFOLIO SEGMENT The allowance for credit losses for unimpaired commercial loans is estimated through the application of loss factors to loans based on credit risk ratings for each loan. In addition, the allowance for credit losses for unfunded commitments, including letters of credit, is estimated by applying these loss factors to loan equivalent exposures. The loss factors reflect the estimated default probability and quality of the underlying collateral. The loss factors used are statistically derived through the observation of historical losses incurred for loans within each credit risk rating over a relevant specified period of time. We apply our judgment to adjust or supplement these loss factors and estimates to reflect other risks that may be identified from current conditions and developments in selected portfolios. These risk ratings are subject to review by an internal team of credit specialists.

The allowance also includes an amount for estimated credit losses on impaired loans such as nonaccrual loans and loans that have been modified in a TDR, whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT Loans are pooled generally by product type with similar risk characteristics. Losses are estimated using forecasted losses to represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques over the loss emergence period. Each business group exercises significant judgment in the determination of the credit loss estimation model that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use roll rate or net flow models for near-term loss projections, and vintage-based models, behavior score models, and time series or statistical trend models for longer-term projections. Management must use judgment in establishing additional input metrics for the modeling processes, considering further stratification into sub-product and other predictive characteristics. In addition, we establish an allowance for consumer loans modified in a TDR, whether on accrual or nonaccrual status.

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

Impaired loans, which predominantly include nonaccrual commercial loans and any loans that have been modified in a TDR, have an estimated allowance calculated as the difference, if any, between the impaired value of the loan and the recorded investment in the loan. The impaired value of the loan is generally calculated as the present value of expected future cash flows from principal and interest which incorporates expected lifetime losses, discounted at the loan’s effective interest rate. The development of these expectations requires significant management review and judgment. The allowance for an unimpaired loan is based solely on principal losses without consideration for timing of those losses. The allowance for an impaired loan that was modified in a TDR may be lower than the previously established allowance for that loan due to benefits received through modification, such as lower probability of default and/or severity of loss, and the impact of prior charge-offs or charge-offs at the time of the modification that may reduce or eliminate the need for an allowance.

SENSITIVITY TO CHANGES Changes in the allowance for credit losses and, therefore, in the related provision for credit losses can materially affect net income. In applying the review and judgment required related to determining the allowance for credit losses, management considers changes in economic conditions, customer behavior, and collateral value, among other influences. From time to time, economic factors or business decisions, such as the addition or liquidation of a loan product or business unit, may affect the loan portfolio, causing management to provide or release amounts from the allowance for credit losses.

The allowance for credit losses for commercial loans, including unfunded credit commitments (individually risk weighted) is sensitive to credit risk ratings assigned to each credit exposure. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an internal team of credit specialists.

The allowance for credit losses for consumer loans (statistically modeled) is sensitive to economic assumptions and delinquency trends. Forecasted losses are modeled using a range of economic scenarios.

Assuming a one risk rating downgrade throughout our commercial portfolio segment and a downside economic scenario (reflecting worsening unemployment and lower Home Price Index (HPI)) for modeled losses on our consumer portfolio segment could imply an additional allowance requirement of approximately $53.3 million.

Assuming a one risk rating upgrade throughout our commercial portfolio segment and an upside economic scenario (reflecting improving unemployment and higher HPI) for modeled losses on our consumer portfolio segment could imply a reduced allowance requirement of approximately $22.9 million.

The sensitivity analyses provided are hypothetical scenarios and are not considered probable. They do not represent management’s view of inherent losses in the portfolio as of the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions.

See “Risk Management – Credit Risk Management” section, Note 1 (Summary of Significant Accounting Policies) and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further discussion of the allowance for credit losses.

Current Accounting Developments

There are no pending accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that would impact Wachovia Funding.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our credit loss allowance to cover future credit losses; our net interest income, including our expectation that we expect continued pressure on average yield on total interest-earning assets; expectations regarding loan purchases and pay downs; future capital expenditures; future capital distributions; the expected outcome and impact of proposed regulatory capital standards, including the Basel III NPR, the possibility of the Series A preferred securities no longer constituting Tier 1 capital of Wells Fargo or the Bank, and the possibility of a Regulatory Capital Event; the expected outcome and impact of legal, regulatory and legislative developments, including the effects to Wachovia Funding of the Bank’s settlement with certain regulatory authorities related to mortgage servicing and foreclosure practices; and Wachovia Funding’s plans, objectives and strategies.

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
•

losses relating to natural disasters such as Super Storm Sandy and related storms, including as to our consumer and commercial loan portfolios, the extent of damage or loss to our collateral for loans in our portfolios or the unavailability of adequate insurance coverage or government assistance for our borrowers;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ repayment of our loan participations;
•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;
•	the availability and cost of both credit and capital as well as the credit ratings assigned to our debt instruments;
•	investor sentiment and confidence in the financial markets;
•	our reputation and the reputation of Wells Fargo and the Bank;
•

the impact of current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Act and related regulations and the Basel III NPR;

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

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be appropriate to cover future credit losses, especially if housing prices decline, or unemployment worsens. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. The following are the most significant risks associated with our business:

Our financial results and condition may be adversely affected by difficult business and economic and other conditions, particularly if home prices decline or unemployment does not improve. Our financial performance is affected by general business and economic conditions in the United States and abroad, and a worsening of current business and economic conditions could adversely affect our business, results of operations and financial condition. For example, significant declines in home prices and high unemployment over the last several years have resulted in elevated credit costs and have adversely affected our credit performance and financial results. If home prices decline or unemployment does not improve or rises we would expect to incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. In addition, the regulatory environment, natural disasters or other external factors also can influence recognition of credit losses in the portfolio and our allowance for credit losses. These economic and other conditions may adversely affect not only consumer loan performance but also commercial and industrial and commercial real estate loans, especially those business borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions.

Changes to regulatory capital standards if adopted, may cause our Series A preferred securities to be redeemed early. Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, if among other things, regulators adopt capital standards such that the Series A preferred securities no longer constitute Tier 1 capital for Wells Fargo or the Bank, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation. In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. If the FRB adopts the Basel III NPR in its current proposed form, it is possible that Wachovia Funding may be able to redeem the Series A preferred securities because the Series A preferred securities may no longer constitute Tier 1 capital for Wells Fargo or the Bank. Although the proposed rules contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The FRB may not adopt the Basel III NPR in the proposed form or may make additional changes to the Tier 1 capital regulations affecting the Series A preferred securities. We will continue to monitor the proposed capital standards and whether such capital standards would result in our determination that a Regulatory Capital Event as defined in our certificate of incorporation has occurred and, therefore, cause the Series A preferred securities to become redeemable under their terms. Although any such redemption must be in whole for a redemption price of $25.00 per Series A preferred security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities.

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

The loans in our portfolio are subject to economic and other conditions that could negatively affect the value of the collateral securing such loans and/or the results of our operations. The value of the collateral underlying our loans and/or the results of our operations could be affected by various economic and other conditions, such as:

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

•	the availability of credit to refinance loans at or prior to maturity;
•	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations; and
•	the occurrence of natural disasters that cause damage to our collateral.

Unexpected rates of loan prepayments may cause us to violate the Investment Company Act of 1940 or cause a decrease in our net income. We generally reinvest the cash from loan pay-downs and prepayments in purchasing new loan participations. In the event we are unable to purchase new loan participations, determine not to purchase loan participations, or if actual prepayment rates exceed the expected rates, excess cash may accumulate on our balance sheet. If we have cash on our balance sheet greater than permitted pursuant to exemptions from registration under the Investment Company Act of 1940, we may violate such act. In order to avoid any such violation, management may request our board of directors to consider a return of capital to holders of our common stock.

Additionally, we earn interest income on our loan participation portfolio. Excessive loan prepayments may cause our loan participation portfolio balances to decline and may decrease our net income.

The loss of our exemption under the Investment Company Act could have a material adverse effect on us. We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If a change in the laws or the interpretations of those laws were to occur, we could be required to either change the manner in which we conduct our operations to avoid being required to register as an investment company or register as an investment company, either of which could have a material adverse effect on us and the price of our securities. Further, in order to ensure that we at all times continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is somewhat higher than the yield on assets that could be purchased in a manner consistent with the exemption. The net effect of these factors may at times lower our net interest income. Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company.

Legislative and regulatory proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into. We continue to evaluate the potential impact of legislative and regulatory proposals, including regulations required under Basel III and the Dodd-Frank Act. Any future legislation or regulations, if adopted, could impose restrictions on or otherwise limit our ability to continue our business as currently operated, increase our cost of doing business, or impose liquidity or capital burdens which would negatively affect our financial position or results of operations.

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

Although Wachovia Funding intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in its best interests and the best interests of holders of common and preferred securities to revoke the REIT election.

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and conditions. Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Further, our policies related to the allowance for credit losses are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these policies, refer to the “Critical Accounting Policies” section in this Report.

From time to time the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Because Wachovia Funding is consolidated by the Bank, it may be subject to regulatory guidance and other pronouncements issued from time to time by the OCC and other bank regulatory agencies. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in our potentially restating prior period financial statements in material amounts.

Controls and Procedures

Disclosure Controls and Procedures

Wachovia Funding’s management evaluated the effectiveness, as of December 31, 2012, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2012 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that as of December 31, 2012, Wachovia Funding’s internal control over financial reporting was effective.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent, registered public accounting firm, has audited Wachovia Funding’s consolidated balance sheet as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, as stated in their report which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of Wachovia Funding’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.    Financial Statements And Supplementary Data.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2012, are included after Part IV, Item  15 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income

Consolidated Balance Sheet

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

Quarterly Financial Data

Condensed Consolidated Statement of Income—Quarterly (Unaudited)

	2012 Quarter ended				2011 Quarter ended

(in thousands, except per share amounts)	Dec.31	Sept. 30	June 30	Mar.31	Dec.31	Sept. 30	June 30	Mar.31

Interest income	$213,610	212,806	225,510	216,916	229,697	238,146	242,882	280,340
Interest expense	334	-	-	-	-	-	-	-

Net interest income	213,276	212,806	225,510	216,916	229,697	238,146	242,882	280,340
Provision (reversal of provision) for credit losses	88,005	57,228	27,915	51,259	73,458	30,280	(24,953)	52,466

Net interest income after provision (reversal of provision) for credit losses	125,271	155,578	197,595	165,657	156,239	207,866	267,835	227,874

Noninterest income
Gain on interest rate swaps	-	-	26	56	38	11	143	110
Gain (loss) on loan sales to affiliate	-	-	-	-	-	-	(241)	113
Other	401	572	457	304	499	314	296	237

Total noninterest income	401	572	483	360	537	325	198	460

Noninterest expense
Loan servicing costs	9,916	10,332	10,744	10,804	11,067	11,602	12,171	12,983
Management fees	2,031	1,985	1,920	1,932	1,622	1,636	2,020	1,150
Foreclosed assets	2,091	4,069	2,331	2,340	1,942	1,521	2,276	2,546
Other	584	639	957	837	552	550	1,164	696

Total noninterest expense	14,622	17,025	15,952	15,913	15,183	15,309	17,631	17,375

Income before income tax expense	111,050	139,125	182,126	150,104	141,593	192,882	250,402	210,959
Income tax expense	134	135	139	89	31	34	66	92

Net income	110,916	138,990	181,987	150,015	141,562	192,848	250,336	210,867
Dividends on preferred stock	46,736	48,010	48,148	49,586	46,893	45,198	46,006	45,946

Net income applicable to common stock	$64,180	90,980	133,839	100,429	94,669	147,650	204,330	164,921

Per common share information
Earnings per common share	$0.64	0.91	1.34	1.00	0.95	1.48	2.04	1.65
Diluted earnings per common share	0.64	0.91	1.34	1.00	0.95	1.48	2.04	1.65
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9	99,999.9

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A.    Controls And Procedures.

Information in response to this item can be found in Part II, Item 7 “Controls and Procedures” in this Report, which information is incorporated by reference into this item.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors And Executive Officers And Corporate Governance.

Information required by this item is set forth under the captions “Nominees for Election at the 2013 Annual Meeting,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Attendance and Committees of the Board—Communications with Directors,” “Attendance and Committees of the Board—Code of Ethics,” and “Attendance and Committees of the Board—Audit Committee” of Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April 29, 2013, and incorporated by reference herein.

Executive Officers of Wachovia Funding

Michael J. Loughlin (age 56), President, Chief Executive Officer and Director since November 2011. Also, Senior Executive Vice President and Chief Risk Officer, Wells Fargo, since July 2011; Executive Vice President and Chief Risk Officer, Wells Fargo, from November 2010 to July 2011; and Executive Vice President and Chief Credit and Risk Officer, Wells Fargo, from April 2006 to November 2010.

Timothy J. Sloan (age 52), Senior Executive Vice President and Chief Financial Officer since February 2011. Also, Senior Executive Vice President and Chief Financial Officer, Wells Fargo, since February 2011; Senior Executive Vice President and Chief Administrative Officer, Wells Fargo, from September 2010 to February 2011; and Executive Vice President of the Bank, from August 2003 to September 2010.

Item 11.    Executive Compensation.

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” of Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April  29, 2013, and incorporated by reference herein.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April 29, 2013, and incorporated by reference herein.

Item 13.    Certain Relationships And Related Transactions, And Director Independence.

Information required by this item is set forth under the captions “Related Party Transactions” and “Director Independence” of Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April 29, 2013, and incorporated by reference herein.

Item 14.    Principal Accounting Fees And Services.

Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” of Wachovia Funding’s 2013 proxy statement to be filed with the SEC no later than April 29, 2013, and incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following consolidated financial statements of Wachovia Funding and its subsidiaries at December 31, 2012, are included in this report.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income

Consolidated Balance Sheet

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference. All financial statement schedules are omitted since the required information either is not applicable, is immaterial or is included in our consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wachovia Preferred Funding Corp.:

We have audited the accompanying consolidated balance sheet of Wachovia Preferred Funding Corp. and subsidiaries (the Company), a subsidiary of Wells Fargo & Company, as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Wachovia Preferred Funding Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Wachovia Preferred Funding Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Charlotte, North Carolina

March 21, 2013

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income

	Year ended December 31,

(in thousands, except per share amounts)	2012	2011	2010

Interest income	$ 868,842	991,065	1,172,132
Interest expense	334	-	-

Net interest income	868,508	991,065	1,172,132
Provision for credit losses	224,407	131,251	354,025

Net interest income after provision for credit losses	644,101	859,814	818,107

Noninterest income
Gain on interest rate swaps	82	302	2,454
Gain (loss) on loan sales to affiliate	-	(128)	17,714
Other	1,734	1,346	694

Total noninterest income	1,816	1,520	20,862

Noninterest expense
Loan servicing costs	41,796	47,823	59,100
Management fees	7,868	6,428	4,580
Foreclosed assets	10,831	8,286	3,352
Other	3,017	2,961	1,603

Total noninterest expense	63,512	65,498	68,635

Income before income tax expense	582,405	795,836	770,334
Income tax expense	497	223	918

Net income	581,908	795,613	769,416
Comprehensive income	581,908	795,613	769,416
Dividends on preferred stock	192,480	184,043	185,866

Net income applicable to common stock	$389,428	611,570	583,550

Per common share information
Earnings per common share	$3.89	6.12	5.84
Diluted earnings per common share	3.89	6.12	5.84
Dividends declared per common share	$5.95	7.31	7.97
Average common shares outstanding	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,

(in thousands, except shares)	2012	2011

Assets
Cash and cash equivalents	$642,946	1,186,165
Loans, net of unearned income	13,550,474	12,543,776
Allowance for loan losses	(309,220)	(313,762)

Net loans	13,241,254	12,230,014

Interest rate swaps, net	-	963
Accounts receivable - affiliates, net	131,216	64,235
Other assets	53,369	53,018

Total assets	$14,068,785	13,534,395

Liabilities

Line of credit with Bank	$745,016	-
Deferred income taxes	-	9,327
Other liabilities	26,898	22,625

Total liabilities	771,914	31,952

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(731,480)	(525,908)

Total stockholders’ equity	13,296,871	13,502,443

Total liabilities and stockholders’ equity	$14,068,785	13,534,395

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2009	$743	1,000	18,526,608	(193,028)	18,335,323
Net income	-	-	-	769,416	769,416
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.54 per share	-	-	-	(21,711)	(21,711)
Series C preferred securities at $25.91 per share	-	-	-	(109,702)	(109,702)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $7.97 per share	-	-	-	(797,000)	(797,000)

Balance, December 31, 2010	$743	1,000	18,526,608	(406,478)	18,121,873
Net income	-	-	-	795,613	795,613
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.53 per share	-	-	-	(21,363)	(21,363)
Series C preferred securities at $25.56 per share	-	-	-	(108,227)	(108,227)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $7.31 per share				(731,000)	(731,000)
Common stock special capital distribution	-	-	(4,500,000)	-	(4,500,000)

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443
Net income	-	-	-	581,908	581,908
Cash dividends
Series A preferred securities at $1.81 per share	-	-	-	(54,375)	(54,375)
Series B preferred securities at $0.57 per share	-	-	-	(22,975)	(22,975)
Series C preferred securities at $27.18 per share	-	-	-	(115,052)	(115,052)
Series D preferred securities at $85.00 per share	-	-	-	(78)	(78)
Common stock at $5.95 per share	-	-	-	(595,000)	(595,000)

Balance, December 31, 2012	$743	1,000	14,026,608	(731,480)	13,296,871

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$581,908	795,613	769,416
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on loans	(141,048)	(180,630)	(236,895)
Provision for credit losses	224,407	131,251	354,025
Deferred income tax benefits	(9,327)	(20,928)	(19,716)
Other operating activities, net	(17,917)	493	18,882
Net cash provided by operating activities	638,023	725,799	885,712
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Purchases	(4,397,812)	(648,845)	(3,231,285)
Proceeds from payments and sales	3,257,968	3,749,510	4,007,524
Interest rate swaps	35,326	71,441	71,046
Net cash provided (used) by investing activities	(1,104,518)	3,172,106	847,285
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,145,821	-	-
Repayments of line of credit with Bank	(400,805)	-	-
Collateral held on interest rate swaps	(34,260)	(70,996)	(68,355)
Common stock special capital distributions	-	(4,500,000)	-
Cash dividends paid	(787,480)	(915,043)	(982,866)
Net cash used by financing activities	(76,724)	(5,486,039)	(1,051,221)
Net change in cash and cash equivalents	(543,219)	(1,588,134)	681,776
Cash and cash equivalents at beginning of year	1,186,165	2,774,299	2,092,523
Cash and cash equivalents at end of year	$642,946	1,186,165	2,774,299
Supplemental cash flow disclosures:
Cash paid for income taxes	$10,500	19,501	19,000
Change in non cash items:
Transfers from loans to foreclosed assets	20,569	15,373	11,438

The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

Wachovia Preferred Funding Corp. (Wachovia Funding, we or us) is a direct subsidiary of Wachovia Preferred Funding Holding Corp. (Wachovia Preferred Holding) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank).

One of Wachovia Funding’s subsidiaries, Wachovia Real Estate Investment Corp. (WREIC), a Delaware corporation, has operated as a REIT since its formation in 1996. Wachovia Funding’s other subsidiary is Wachovia Preferred Realty, LLC (WPR), a Delaware limited liability company. Under the REIT Modernization Act, a REIT is permitted to own “taxable REIT subsidiaries,” which are subject to taxation similar to corporations that do not qualify as REITs or for other special tax rules. WPR is a taxable REIT subsidiary that holds assets that earn non-qualifying REIT income. WPR holds cash investments.

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

Loans

Wachovia Funding’s loan purchases from the Bank are treated as non-recourse receivables from the Bank, which are collateralized by secured and unsecured loans. These transfers are not treated as sales under GAAP; however, the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. Wachovia Funding’s loan purchases are recorded at fair value.

At December 31, 2012, the outstanding balance of these loans purchased from the Bank amounted to $12.4 billion. The remainder of Wachovia Funding’s outstanding loan balance was received through a contribution of assets in 2005 and prior years from Wachovia Preferred Holding, its parent corporation. Immediately prior to the contribution, Wachovia Preferred Holding received a contribution of the same assets from the Bank. These contributed assets were recorded as an increase to loans and to additional paid-in capital.

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

Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for as purchased credit-impaired (PCI) loans. PCI loans are initially recorded at fair value, which include estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. PCI loans were less than 1 percent of total loans at December 31, 2012 and 2011.

Nonaccrual and Past Due Loans

We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off (including loans discharged in bankruptcy);
•

effective first quarter 2012, for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	effective third quarter 2012, performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

PCI loans were written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).

When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. If the ultimate collectability of the recorded loan balance is in doubt on a nonaccrual loan, the cost recovery method is used and cash collected is applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, we return a loan to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of remaining principal and interest is no longer doubtful.

For modified loans, we re-underwrite at the time of a restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s financial strength, including documented income, debt to income ratios and other factors. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. When a loan classified as a TDR performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans) or will return to accrual status after the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification). Loans will be placed on nonaccrual status and a corresponding charge-off is recorded if we believe it is probable that principal and interest contractually due under the modified terms of the agreement will not be collectible.

Our loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

Loan Charge-off Policies

For commercial loans, we generally fully charge off or charge down to net realizable value (fair value of collateral, less estimated costs to sell) for loans secured by collateral when:

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

For consumer loans, we fully charge off or charge down to net realizable value when deemed uncollectible due to bankruptcy or other factors, or no later than reaching a defined number of days past due, as follows:

•	1-4 family first and junior lien mortgages – We generally charge down to net realizable value when the loan is 180 days past due.

We implemented the guidance in the Office of the Comptroller of the Currency (OCC) update to Bank Accounting Advisory Series (OCC guidance) issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable value and classified as nonaccrual troubled debt restructurings (TDRs), regardless of their delinquency status.

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

If we determine that the value of an impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment. When the value of an impaired loan is calculated by discounting expected cash flows, we recognize interest income using the loan’s effective interest rate over the remaining life of the loan.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to the borrower that we would not otherwise consider, the related loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans.

Foreclosed Assets Foreclosed assets obtained through our lending activities primarily include real estate. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for credit losses at foreclosure. We allow up to 90 days after foreclosure to finalize determination of net realizable value. Thereafter, changes in net realizable value are recorded to foreclosed assets expense. The net realizable value of these assets is reviewed and updated periodically depending on the type of property.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of credit losses inherent in the loan portfolio, including unfunded credit commitments, at the balance sheet date. We have an established process to determine the appropriateness of the allowance for credit losses that assesses the losses inherent in our portfolio and related unfunded credit commitments. While we attribute portions of the allowance to our respective commercial and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.

Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, losses are estimated collectively for groups of loans with similar characteristics, individually or pooled for impaired loans or, for PCI loans, based on the changes in cash flows expected to be collected.

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

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans not identified as a TDR, we determine the allowance predominantly on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

In determining the appropriate allowance attributable to our residential mortgage portfolio, we take into consideration portfolios determined to be at elevated risk, such as junior lien mortgages behind delinquent first lien mortgages. We incorporate the default rates and high severity of loss for these higher risk portfolios including the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. Accordingly, the loss content associated with the effects of existing and probable loan modifications and higher risk portfolios has been captured in our allowance methodology.

We separately estimate impairment for consumer loans that have been modified in a TDR (including trial modifications), whether on accrual or nonaccrual status.

OTHER ACL MATTERS The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and risk assessments for Wells Fargo and the Bank’s commitments to regulatory and government agencies regarding settlements of mortgage foreclosure-related matters that impact our loans.

Fair Value of Financial Instruments

We use fair value measurements in our fair value disclosures and to record certain assets and liabilities at fair value.

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

FAIR VALUE HIERARCHY We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Income Taxes

Wachovia Funding and WREIC are taxed as REITs under relevant sections of the Internal Revenue Code (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2012, Wachovia Funding and WREIC complied with these provisions and, with the exception of WPR, are not subject to federal income tax. We expect to be taxed as a REIT.

The provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing the majority of our earnings to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, WPR, we will not be subject to federal income tax on net income. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.

In the event we do not continue to qualify as a REIT, we believe there should be minimal adverse effect of that characterization to us or to our shareholders:

•

From a shareholder’s perspective, the dividends we pay as a REIT are ordinary investment income not eligible for the dividends received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers. If we were not a REIT, dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.

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

Earnings Per Share

We compute basic earnings per share by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We compute diluted earnings per share by dividing income available to common stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares. Income available to common stockholders is computed as net income less dividends on preferred stock. There were no potentially dilutive shares in any period presented and accordingly, basic and diluted earnings per share are the same.

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to period end December 31, 2012. During this period there have been no material events that would require recognition in our 2012 consolidated financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding obtains participation interests in loans originated or purchased by the Bank. In order to maintain Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, California and North Carolina. These markets include approximately 53% of Wachovia Funding’s total loan balance at December 31, 2012.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $472.9 million and $604.4 million at December 31, 2012 and 2011, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

	December 31,

(in thousands)	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial	$99,207	287,174	209,818	287,578	386,780
Real estate mortgage	2,499,527	1,015,087	1,267,350	1,518,849	1,864,050
Real estate construction	34,537	45,887	76,033	185,306	273,202
Total commercial	2,633,271	1,348,148	1,553,201	1,991,733	2,524,032
Consumer:
Real estate 1-4 family first mortgage	8,137,597	7,945,746	9,886,833	9,133,283	8,351,320
Real estate 1-4 family junior lien mortgage	2,779,606	3,249,882	4,066,530	5,276,588	6,606,153
Total consumer	10,917,203	11,195,628	13,953,363	14,409,871	14,957,473
Total loans	$13,550,474	12,543,776	15,506,564	16,401,604	17,481,505

The following table summarizes the proceeds paid (including accrued interest receivable of $8.9 million in 2012 and $1.9 million in 2011) or received from the Bank for purchases and sales of loans, respectively.

	2012			2011

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Purchases	$1,812,416	2,585,396	4,397,812	-	648,845	648,845
Sales	(2,069)	(56,306)	(58,375)	(1,005)	(84,091)	(85,096)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at December 31, 2012 and 2011 was $312.5 million and $329.6 million, respectively. See Note 3 for additional information.

Allowance for Credit Losses (ACL)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Year ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	$313,928	403,555	337,871
Provision for credit losses	224,407	131,251	354,025
Interest income on certain impaired loans (1)	(7,463)	(6,160)	(3,437)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-
Real estate mortgage	(1,717)	(901)	(2,935)
Real estate construction	(318)	(212)	(168)
Total commercial	(2,035)	(1,113)	(3,103)
Consumer:
Real estate 1-4 family first mortgage	(83,014)	(79,258)	(91,980)
Real estate 1-4 family junior lien mortgage	(150,088)	(146,744)	(197,282)
Total consumer (2)	(233,102)	(226,002)	(289,262)
Total loan charge-offs	(235,137)	(227,115)	(292,365)
Loan recoveries:
Commercial:
Commercial and industrial	-	166	158
Real estate mortgage	1,466	121	-
Real estate construction	10	81	-
Total commercial	1,476	368	158
Consumer:
Real estate 1-4 family first mortgage	2,636	2,734	1,252
Real estate 1-4 family junior lien mortgage	9,757	9,295	6,051
Total consumer	12,393	12,029	7,303
Total loan recoveries	13,869	12,397	7,461
Net loan charge-offs	(221,268)	(214,718)	(284,904)
Balance, end of year	$309,604	313,928	403,555
Components:
Allowance for loan losses	$309,220	313,762	402,960
Allowance for unfunded credit commitments	384	166	595
Allowance for credit losses	$309,604	313,928	403,555
Net loan charge-offs as a percentage of average total loans	1.79%	1.58	1.80
Allowance for loan losses as a percentage of total loans	2.28	2.50	2.60
Allowance for credit losses as a percentage of total loans	2.28	2.50	2.60

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.
(2)	The year ended December 31, 2012, includes $46.1 million resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2012
Balance, beginning of year	$23,091	290,837	313,928
Provision for credit losses	3,514	220,893	224,407
Interest income on certain impaired loans	-	(7,463)	(7,463)

Loan charge-offs	(2,035)	(233,102)	(235,137)
Loan recoveries	1,476	12,393	13,869
Net loan charge-offs	(559)	(220,709)	(221,268)
Balance, end of year	$26,046	283,558	309,604
2011
Balance, beginning of year	$26,413	377,142	403,555
Provision (reversal of provision) for credit losses	(2,577)	133,828	131,251
Interest income on certain impaired loans	-	(6,160)	(6,160)

Loan charge-offs	(1,113)	(226,002)	(227,115)
Loan recoveries	368	12,029	12,397
Net loan charge-offs	(745)	(213,973)	(214,718)
Balance, end of year	$23,091	290,837	313,928

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

December 31, 2012

Collectively evaluated (1)	$16,219	181,107	197,326	2,611,746	10,368,082	12,979,828
Individually evaluated (2)	9,827	102,451	112,278	15,434	500,852	516,286
Purchased credit-impaired (PCI) (3)	-	-	-	6,091	48,269	54,360
Total	$26,046	283,558	309,604	2,633,271	10,917,203	13,550,474

December 31, 2011

Collectively evaluated (1)	$12,487	188,604	201,091	1,320,845	10,815,112	12,135,957
Individually evaluated (2)	10,436	102,233	112,669	20,198	324,605	344,803
PCI (3)	168	-	168	7,105	55,911	63,016
Total	$23,091	290,837	313,928	1,348,148	11,195,628	12,543,776

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on December 31, 2012, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than September 30, 2012.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

December 31, 2012

By risk category:
Pass	$98,395	2,381,068	31,501	2,510,964
Criticized	812	118,459	3,036	122,307

Total commercial loans	$99,207	2,499,527	34,537	2,633,271

December 31, 2011

By risk category:
Pass	$286,228	852,464	35,705	1,174,397
Criticized	946	162,623	10,182	173,751

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

  In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Real estate mortgage	Real estate construction	Total

December 31, 2012

By delinquency status:
Current-29 days past due (DPD) and still accruing	$99,207	2,478,087	34,437	2,611,731
30-89 DPD and still accruing	-	715	100	815
90+ DPD and still accruing	-	4,455	-	4,455
Nonaccrual loans	-	16,270	-	16,270
Total commercial loans	$99,207	2,499,527	34,537	2,633,271

December 31, 2011

By delinquency status:
Current-29 DPD and still accruing	$282,703	943,712	45,636	1,272,051
30-89 DPD and still accruing	4,471	48,320	-	52,791
90+ DPD and still accruing	-	1,923	-	1,923
Nonaccrual loans	-	21,132	251	21,383

Total commercial loans	$287,174	1,015,087	45,887	1,348,148

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present respective unique risks. Loan delinquency, FICO credit scores and LTV/CLTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.

The majority of our loss estimation techniques used for the allowance for credit losses rely on delinquency matrix models or delinquency roll rate models. Therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

December 31, 2012

By delinquency status:
Current-29 DPD	$7,828,564	2,661,528	10,490,092
30-59 DPD	71,969	36,427	108,396
60-89 DPD	40,411	22,331	62,742
90-119 DPD	29,805	14,476	44,281
120-179 DPD	30,645	22,085	52,730
180+ DPD	146,293	23,517	169,810
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

December 31, 2011

By delinquency status:
Current-29 DPD	$7,645,674	3,098,012	10,743,686
30-59 DPD	80,409	48,886	129,295
60-89 DPD	42,387	27,824	70,211
90-119 DPD	34,471	21,434	55,905
120-179 DPD	39,314	28,939	68,253
180+ DPD	120,819	28,874	149,693
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

December 31, 2012

By updated FICO:
< 600	$491,057	313,648	804,705
600-639	325,524	173,130	498,654
640-679	611,895	302,895	914,790
680-719	1,221,513	452,768	1,674,281
720-759	1,630,309	575,418	2,205,727
760-799	2,446,778	636,079	3,082,857
800+	1,271,774	310,009	1,581,783
No FICO available	148,837	16,417	165,254
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

December 31, 2011

By updated FICO:
< 600	$537,949	387,232	925,181
600-639	321,284	195,122	516,406
640-679	572,899	331,988	904,887
680-719	1,128,538	514,089	1,642,627
720-759	1,542,772	634,491	2,177,263
760-799	2,324,799	757,186	3,081,985
800+	1,338,881	384,579	1,723,460
No FICO available	195,952	49,282	245,234
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

LTV refers to the ratio comparing the loan’s recorded investment to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties.

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. In recent years, the residential real estate markets experienced significant declines in property values and several markets, particularly California and Florida, experienced more significant declines than the national decline. These trends are considered in the way that we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

December 31, 2012

By LTV/CLTV:
0-60%	$3,420,971	579,292	4,000,263
60.01-80%	2,642,888	591,307	3,234,195
80.01-100%	1,338,223	639,891	1,978,114
100.01-120% (1)	441,791	498,614	940,405
> 120% (1)	244,398	434,238	678,636
No LTV/CLTV available	59,416	37,022	96,438
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

December 31, 2011

By LTV/CLTV:
0-60%	$3,764,740	676,585	4,441,325
60.01-80%	2,273,111	599,394	2,872,505
80.01-100%	1,098,818	812,647	1,911,465
100.01-120% (1)	473,691	614,633	1,088,324
> 120% (1)	303,808	545,323	849,131
No LTV/CLTV available	48,906	5,387	54,293
Remaining PCI accounting adjustments	(17,328)	(4,087)	(21,415)

Total consumer loans	$7,945,746	3,249,882	11,195,628

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	December 31,
(in thousands)	2012	2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	16,270	21,132
Real estate construction	-	251

Total commercial	16,270	21,383

Consumer:
Real estate 1-4 family first mortgage	306,922	228,363
Real estate 1-4 family junior lien mortgage (1)	129,251	99,347

Total consumer (2)	436,173	327,710

Total nonaccrual loans
(excluding PCI)	$452,443	349,093

(1)	Includes $32.3 million at December 31, 2012, resulting from the Interagency Guidance issued in 2012, which requires performing junior liens to be classified as nonaccrual if the related first mortgage is nonaccruing.
(2)	Includes $77.8 million at December 31, 2012, consisting of $61.1 million of first mortgages and $16.7 million of junior liens, resulting from the OCC guidance issued in third quarter 2012, which requires performing consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $7.0 million at December 31, 2012, and $7.6 million at December 31, 2011, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2012	2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	4,455	1,596
Real estate construction	-	-

Total commercial	4,455	1,596

Consumer:
Real estate 1-4 family first mortgage	18,382	21,008
Real estate 1-4 family junior lien mortgage (1)	6,940	15,492

Total consumer	25,322	36,500

Total past due (excluding PCI)	$29,777	38,096

(1)	The balance at December 31, 2012, reflects the impact from the transfer of certain 1-4 family junior lien mortgages to nonaccrual loans in accordance with the Interagency Guidance issued on January 31, 2012.

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. Based on clarifying guidance from the Securities and Exchange Commission (SEC) received in December 2011, we now classify trial modifications as TDRs at the beginning of the trial period. The table below includes trial modifications that totaled $20.2 million at December 31, 2012, and $21.4 million at December 31, 2011.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

December 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	18,697	15,434	15,434	9,827
Real estate construction	-	-	-	-

Total commercial	18,697	15,434	15,434	9,827

Consumer:
Real estate 1-4 family first mortgage	439,213	361,162	262,803	53,539
Real estate 1-4 family junior lien mortgage	156,186	139,690	119,078	48,912

Total consumer	595,399	500,852	381,881	102,451

Total impaired loans (excluding PCI)	$614,096	516,286	397,315	112,278

December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-
Real estate mortgage	25,684	19,947	19,947	10,330
Real estate construction	264	251	251	106

Total commercial	25,948	20,198	20,198	10,436
Consumer:
Real estate 1-4 family first mortgage	245,837	207,447	207,447	50,853
Real estate 1-4 family junior lien mortgage	124,974	117,158	117,158	51,380

Total consumer	370,811	324,605	324,605	102,233

Total impaired loans (excluding PCI)	$396,759	344,803	344,803	112,669

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2012			2011		2010
(in thousands)	Average recorded investment		Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial		$-	-	69	-	-	-
Real estate mortgage		19,316	1,021	22,341	91	14,489	236
Real estate construction		68	-	424	-	350	6
Total commercial		19,384	1,021	22,834	91	14,839	242
Consumer:

Real estate 1-4 family first mortgage		247,481	13,277	173,907	9,509	88,533	3,979
Real estate 1-4 family junior lien mortgage		121,441	5,116	106,471	5,349	67,065	3,352
Total consumer		368,922	18,393	280,378	14,858	155,598	7,331
Total impaired loans		$388,306	19,414	303,212	14,949	170,437	7,573

Interest income:
Cash basis of accounting	$		4,449		826		874
Other (1)			14,965		14,123		6,699
Total interest income	$		19,414		14,949		7,573
(1)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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

At December 31, 2012, the loans in trial modification period were $8.8 million under HAMP, $2.2 million under 2MP and $9.2 million under proprietary programs, compared with $8.7 million, $3.1 million and $9.6 million at December 31, 2011, respectively. Trial modifications with a recorded investment of $9.2 million at December 31, 2012, and $12.1 million at December 31, 2011, were accruing loans and $11.0 million and $9.3 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications.

	Primary modification type (1)				Financial effects of modifications

(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Year ended December 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	3,811	3,811	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	3,811	3,811	-	-	-

Consumer:
Real estate 1-4 family first mortgage	17,077	55,554	158,558	231,189	12,750	3.10	69,920
Real estate 1-4 family junior lien mortgage	3,797	18,548	50,631	72,976	38,071	5.39	21,513
Trial modifications (6)	-	-	16,819	16,819	-	-	-

Total consumer	20,874	74,102	226,008	320,984	50,821	3.64	91,433

Total	$20,874	74,102	229,819	324,795	50,821	3.64%	$91,433

Year ended December 31, 2011

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Real estate mortgage	-	-	158	158	-	-	-
Real estate construction	-	-	-	-	-	-	-

Total commercial	-	-	158	158	-	-	-

Consumer:
Real estate 1-4 family first mortgage	17,565	56,136	30,028	103,729	5,980	3.47	72,590
Real estate 1-4 family junior lien mortgage	4,952	49,576	11,913	66,441	1,299	5.58	56,166
Trial modifications	-	-	21,369	21,369	-	-	-

Total consumer	22,517	105,712	63,310	191,539	7,279	4.39	128,756

Total	$22,517	105,712	63,468	191,697	7,279	4.39%	$128,756

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Year ended December 31, 2012, includes $132.0 million of consumer loans, consisting of $100.8 million of first mortgages and $31.2 million of junior liens, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $6.9 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. Year ended December 31, 2012, includes $46.1 million in charge-offs on consumer loans resulting from the OCC guidance discussed above.
(5)	Reflects the effect of reduced interest rates to loans with a principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that successfully complete the program requirements. Such successful modifications are included as an addition to the appropriate loan category in the period they successfully complete the program requirements.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We report these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2012	2011

Commercial:
Commercial and industrial	$-	-
Real estate mortgage	950	2,556
Real estate construction	-	-

Total commercial	950	2,556

Consumer:
Real estate 1-4 family first mortgage	13,030	19,379
Real estate 1-4 family junior lien mortgage	3,043	8,734

Total consumer	16,073	28,113

Total	$17,023	30,669

Note 3: Commitments, Guarantees and Other Matters

Wachovia Funding does not have any consumer lines of credit. Its commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance their working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. The contractual amount of a lending commitment represents its maximum potential credit risk if it is fully funded and the borrower does not perform according to the terms of the contract. This risk is incorporated into our overall evaluation of credit risk, and to the extent necessary, an allowance for unfunded credit commitments is recorded on these commitments. Some of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements.

The contract or notional amount of commercial loan commitments to extend credit at December 31, 2012 and 2011, was $312.5 million and $329.6 million, respectively. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of commitments to extend credit at December 31, 2012 and 2011, was $384 thousand and $166 thousand, respectively. The estimated fair value of lending commitments represents the estimated amount that Wachovia Funding would need to pay a third party to assume its exposure on lending commitments.

As part of the loan participation agreements with the Bank, Wachovia Funding provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. Wachovia Funding was not required to make payments under the indemnification clauses in 2012, 2011 or 2010. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, Wachovia Funding is not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the consolidated balance sheet at December 31, 2012, related to these indemnifications.

Wachovia Funding is not involved in, nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our consolidated financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our consolidated financial statements for any particular period.

The Bank and/or other Wells Fargo affiliates act as servicer for our loan portfolio, including our consumer real estate loans. As announced in February 2012, the Bank reached a settlement regarding its mortgage servicing and foreclosure practices with the Department of Justice and other federal and state government entities, which became effective on April 5, 2012, where it committed to provide relief to borrowers with real estate 1-4 family first and junior lien mortgage loans. Also, in January 2013, the Bank announced the Independent Foreclosure Review settlement under which it will provide foreclosure prevention actions that may include modifications for borrowers. We believe these settlements will not have a material impact on our consolidated financial statements.

Note 4: Derivatives

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

Note 5: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. See Note 1 for additional details.

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

Items Measured at Fair Value on a Recurring Basis We have no assets or liabilities measured at fair value on a recurring basis at December 31, 2012. The following table presents assets and liabilities that are measured at fair value on a recurring basis for the periods presented.

(in thousands)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at December 31, 2012
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

As of December 31, 2012, assets or liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, we did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial

Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

	December 31, 2012					December 31, 2011
	Carrying amount	Estimated fair value				Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$642,946	642,946	-	-	642,946	1,186,165	1,186,165
Loans, net (1)	13,241,254	-	-	14,575,463	14,575,463	12,230,014	13,381,977

(1)	Carrying amount reflects unearned income of $472.9 million and $604.4 million and allowance for loan losses of $309.2 million and $313.8 million at December 31, 2012 and 2011, respectively.

Note 6: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	December 31, 2012 and 2011

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

A Special Event, which allows redemption of the Series A preferred securities prior to December 31, 2022, means: a Tax Event; an Investment Company Act Event; or a Regulatory Capital Event.

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

Regulatory Capital Event means our determination, based on the receipt by us of an opinion or letter of counsel, that there is a significant risk that the Series A preferred securities will no longer constitute Tier 1 capital of the Bank or Wells Fargo for purposes of the capital adequacy regulations or guidelines or policies of the OCC or the Federal Reserve Board, or their respective successor as the Bank’s and Wells Fargo’s, respectively, primary Federal banking regulator, as a result of: any amendments to, clarification of, or change in applicable laws or related regulations, guidelines, policies or official interpretations thereof, or any official administrative pronouncement or judicial decision interpreting or applying such laws or related regulations, guidelines, policies or official interpretations thereof.

In June 2012, federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms (Basel III NPR), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. Although the proposed rules contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event.

Note 7: Income Taxes

The components of income tax expense were:

	Year ended December 31,
(in thousands)	2012	2011	2010

Current:
Federal	$9,824	21,151	18,146

Total current	9,824	21,151	18,146

Deferred (benefit):
Federal	(9,327)	(20,928)	(17,228)

Total deferred (benefit)	(9,327)	(20,928)	(17,228)

Total	$497	223	918

The reconciliation of federal income tax rates and amounts to the effective income tax rates and amounts for each of the years in the three-year period ended December 31, 2012, is presented below.

	Year ended December 31,
	2012		2011		2010
(in thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income

Income before income tax expense	$582,405		$795,836		$770,334

Tax at federal income tax rate	$203,842	35.0%	$278,543	35.0%	$269,617	35.0%
Reasons for differences in federal income tax rate and effective tax rate:
REIT income not subject to federal taxation	(203,345)	(34.9)	(278,320)	(35.0)	(268,699)	(34.9)

Total	$497	0.1%	$223	-%	$918	0.1%

In 2012, 2011 and 2010, income before income tax expense of $582.4 million, $795.8 million and $770.3 million, respectively, included $581.0 million, $795.2 million and $767.7 million, respectively, of REIT income not subject to federal taxation. The remaining income before income taxes of $1.4 million, $0.6 million and $2.6 million in 2012, 2011 and 2010, respectively, is income before income taxes of WPR. Income tax expense was $497 thousand, $223 thousand and $918 thousand, respectively, for 2012, 2011 and 2010.

The sources of temporary differences that give rise to deferred income tax liabilities are interest rate swap contracts that expired in 2012. The related tax effects at December 31, 2012 and, 2011, were zero and, $9.3 million, respectively.

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

At December 31, 2012, WPR had no federal net operating loss carry forwards.

Wachovia Funding evaluates uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon its current evaluation, Wachovia Funding has concluded that there are no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements at December 31, 2012.

Wachovia Funding recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Wachovia Funding had no interest in 2012, 2011 and 2010 and the balance of accrued interest was zero at December 31, 2012.

Management monitors proposed and issued tax law, regulations and cases to determine the potential impact to uncertain income tax positions. At December 31, 2012, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

We are subject to U.S. federal income tax as well as income tax in certain state jurisdictions. We are generally not subject to federal income tax examinations for taxable years prior to 2009 or state income tax examinations for taxable years prior to 2008.

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

	Year ended December 31,
(in thousands)	2012	2011	2010

Income statement data
Interest income:
Accretion of discounts on loans	$152,939	201,856	234,173
Interest on deposit/Eurodollar deposits (1)	3,467	666	1,279

Total interest income	156,406	202,522	235,452
Interest expense	334	-	-
Gain (loss) on loan sales to affiliate	-	(128)	17,714
Loan servicing costs	41,722	47,701	58,528
Management fees	7,868	6,428	4,580
Cash collateral fees	8	43	79

(1)	Includes $626 thousand, $187 thousand and $345 thousand from interest rate swaps for the years ended December 31, 2012, 2011 and 2010, respectively.

	December 31,
(in thousands)	2012	2011

Balance sheet related data
Loans purchases (year-to-date) (1)	$4,397,812	648,845
Loans sales (year-to-date)	(58,375)	(85,096)
Real estate owned sales (year-to-date)	(12,438)	(5,760)
Deposit/Eurodollar deposits (2)	642,946	1,182,541
Line of credit with Bank	745,016	-
Accounts receivable - affiliates, net	131,216	64,235

(1)	Includes accrued interest, see Note 2 for additional details.
(2)	Includes $34.3 million from cash collateral investment at December 31, 2011.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are both reflected as loans in the accompanying consolidated financial statements) to and from the Bank or its affiliates. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. Gains or losses on sales of loan participations are included within noninterest income. In 2012 and 2011, all of our purchases and sales were with the Bank or its affiliates.

Loan Servicing Costs The loans in our portfolio are serviced by the Bank or its affiliates pursuant to the terms of participation and servicing agreements. In some instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank or its affiliates. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount.

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees for 2012, 2011 and 2010 were calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

Deposit/Eurodollar Deposits Our primary cash management vehicle changed to a deposit account with the Bank during first quarter 2012. In the prior year, we had Eurodollar deposits with the Bank. Interest income earned on deposit and Eurodollar deposit investments is included in interest income. The deposit account is based on a different interest rate benchmark and will yield a higher rate of return than the Eurodollar deposits.

Interest Rate Swap Contracts These expired in June 2012.

Line of Credit Wachovia Funding and its subsidiaries have revolving lines of credit with the Bank, pursuant to which we can borrow up to $2.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%).

Accounts Receivable/Payable, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan pay-downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Real Estate Owned We sell real estate owned assets back to the Bank from time to time at estimated fair value.

Note 9: Wachovia Preferred Funding Corp. (Parent)

The Parent’s condensed financial statements follow.

Statement of Income
	Year ended December 31,

(in thousands)	2012	2011	2010

Interest income	$664,793	750,813	903,056
Interest expense	316	329	-

Net interest income	664,477	750,484	903,056
Provision for credit losses	180,621	97,863	274,096

Net interest income after provision for credit losses	483,856	652,621	628,960

Noninterest income
Other income	1,242	490	173

Total noninterest income	1,242	490	173

Noninterest expense
Loan servicing costs	30,428	35,217	43,988
Management fees	5,683	4,846	3,442
Foreclosed assets	9,188	6,546	3,102
Other	2,400	2,274	873

Total noninterest expense	47,699	48,883	51,405

Income before income tax expense and equity in undistributed net income of subsidiaries	437,399	604,228	577,728
Income tax expense	-	-	-
Equity in undistributed net income of subsidiaries	144,509	191,385	191,688

Net income	581,908	795,613	769,416
Dividends on preferred stock	192,480	184,043	185,866

Net income applicable to common stock	$389,428	611,570	583,550

Balance Sheet
	December 31,

(in thousands, except shares)	2012	2011

Assets
Cash and cash equivalents	$-	272,756
Loans, net of unearned	9,437,232	9,317,579
Allowance for loan losses	(243,880)	(245,368)

Net loans	9,193,352	9,072,211

Investment in wholly owned subsidiaries	4,288,712	4,329,960
Accounts receivable – affiliates, net	77,161	37,182
Other assets	37,593	44,979

Total assets	$13,596,818	13,757,088

Liabilities
Line of credit with affitiate	$293,650	250,000
Other liabilities	6,297	4,645

Total liabilities	299,947	254,645

Stockholders’ Equity
Preferred stock	743	743
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(731,480)	(525,908)

Total stockholders’ equity	13,296,871	13,502,443

Total liabilities and stockholders’ equity	$13,596,818	13,757,088

Statement of Cash Flows

	Year ended December 31,

(in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$581,908	795,613	769,416
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on loans	(116,879)	(136,942)	(187,990)
Equity in undistributed net income of subsidiaries	(144,509)	(191,385)	(191,688)
Provision for credit losses	180,621	97,863	274,096
Other operating activities, net	(9,591)	20,465	(13,297)

Net cash provided by operating activities	491,550	585,614	650,537

Cash flows from investing activities:
Increase (decrease) in cash realized from
Investment in subsidiaries, net	185,756	1,081,365	220,209
Loans:
Purchases	(2,437,005)	(648,845)	(1,801,826)
Proceeds from payments and sales	2,230,773	2,804,172	3,007,492

Net cash provided (used) by investing activities	(20,476)	3,236,692	1,425,875

Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with affiliate	694,368	1,200,000	-
Repayments of line of credit with affiliate	(650,718)	(950,000)	-
Common stock special capital distributions	-	(4,500,000)	-
Cash dividends paid	(787,480)	(915,043)	(982,866)

Net cash used by financing activities	(743,830)	(5,165,043)	(982,866)

Net change in cash and cash equivalents	(272,756)	(1,342,737)	1,093,546
Cash and cash equivalents at beginning of year	272,756	1,615,493	521,947

Cash and cash equivalents at end of year	$-	272,756	1,615,493

Supplemental cash flow disclosures:
Change in non cash items:
Transfers from loans to foreclosed assets	15,470	11,651	10,536

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA PREFERRED FUNDING CORP.

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

Date: March 21, 2013

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

* By Jeannine E. Zahn, Attorney-in-Fact

/s/ JEANNINE E. ZAHN Jeannine E. Zahn

Date: March 21, 2013

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(b)	Form of Certificates of Designations for Series A, B, C and D preferred securities.	Incorporated by reference to Exhibit (3)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(3)(c)	Form of Bylaws.	Incorporated by reference to Exhibit (3)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(10)	Promissory Note, dated as of September 1, 2002, between the Bank and Wachovia Funding.	Incorporated by reference to Exhibit (10)(d) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(21)	List of Subsidiaries.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)(a)	Wells Fargo & Company Supplementary Consolidating Financial Information.	Filed herewith.

(99)(b)	Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to commercial and commercial real estate loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and Wachovia Funding).	Incorporated by reference to Exhibit (99)(b) to Wachovia Funding’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(99)(c)	Form of Loan Participation Agreement and Agreement for Contribution between the Bank and Wachovia Preferred Holding.	Incorporated by reference to Exhibit (10)(a) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(99)(d)	Form of Loan Participation Assignment Agreement between Wachovia Preferred Holding and Wachovia Funding.	Incorporated by reference to Exhibit (10)(b) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(99)(e)	Form of Exchange Agreement among Wachovia, Wachovia Funding, and the Bank.	Incorporated by reference to Exhibit (10)(c) to Wachovia Funding’s Registration Statement on Form S-11 No. 333-99847.

(99)(f)	Form of Participation and Servicing Agreement (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and Wachovia Funding) among the Bank, WPFC Asset Funding, LLC and Wachovia Funding.	Incorporated by reference to Exhibit (10)(e) to Wachovia Funding’s Annual Report on Form 10-K for the year ended December 31, 2011.

(101.Ins)	XBRL Instance Document	Filed herewith.

(101.Sch)	XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.