Form 10-Q
period 2013-03-31
WACHOVIA PREFERRED FUNDING CORP
filed 2013-05-09
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I	Financial Information

Item 1.	Financial Statements	Page
	Consolidated Statement of Income	25
	Consolidated Balance Sheet	26
	Consolidated Statement of Changes in Stockholders’ Equity	27
	Consolidated Statement of Cash Flows	28
	Notes to Financial Statements
	1 - Summary of Significant Accounting Policies	29
	2 - Loans and Allowance for Credit Losses	30
	3 - Fair Values of Assets and Liabilities	43
	4 - Common and Preferred Stock	44
	5 - Transactions with Related Parties	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Earnings Performance	5
	Balance Sheet Analysis	7
	Risk Management	8
	Critical Accounting Policy	21
	Current Accounting Developments	21
	Forward-Looking Statements	22
	Risk Factors	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

Signature		48

Exhibit Index		47

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change March 31, 2013 from
(in thousands, except per share data)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Dec. 31, 2012	Mar. 31, 2012

For the period
Net income	$171,440	110,916	150,015	55%	14
Net income available to common stockholders	125,426	64,180	100,429	95	25
Diluted earnings per common share	1.25	0.64	1.00	95	25
Profitability ratios (annualized)
Return on average assets	5.05%	3.14	4.40	61	15
Return on average stockholders’ equity	5.23	3.28	4.45	59	18
Average stockholders’ equity to assets	96.44	95.73	98.70	1	(2)
Common dividend payout ratio (1)	163.44	194.76	150.00	(16)	9
Dividend coverage ratio (2)	905.20	576.50	766.30	57	18
Total revenue	$200,017	213,677	217,276	(6)	(8)
Average loans	13,000,913	12,695,521	12,259,816	2	6
Average assets	13,775,883	14,035,717	13,726,605	(2)	-
Net interest margin	5.89%	6.05	6.26	(3)	(6)
Net loan charge-offs	$38,584	55,168	53,173	(30)	(27)
As a percentage of average total loans (annualized)	1.20%	1.73	1.74	(31)	(31)

At period end
Loans, net of unearned income	$12,510,908	13,550,474	12,639,638	(8)	(1)
Allowance for loan losses	281,548	309,220	309,913	(9)	(9)
As a percentage of total loans	2.25%	2.28	2.45	(1)	(8)
Assets	$13,315,128	14,068,785	13,679,834	(5)	(3)
Total stockholders’ equity	13,217,297	13,296,871	13,452,872	-	(2)
Total nonaccrual loans and foreclosed assets	467,041	460,235	414,133	1	13
As a percentage of total loans	3.73%	3.40	3.28	10	14
Loans 90 days or more past due and still accruing (3)	$24,019	29,777	21,771	(19)	10

(1)	Dividends declared per common share as a percentage of earnings per common share.
(2)	The dividend coverage ratio reflects the extent that funds from operations (defined as net income, as adjusted for depreciation of real or personal property used to generate income and gains and losses on the sale of real estate) exceed dividends on the Series A preferred securities and parity preferred securities. With respect to dividends, the Series A preferred securities rank on parity with the Series B and Series D preferred securities. The certificates of designation for these securities limit, among other matters, our ability to pay dividends on our common stock or other junior securities or make any payment of interest or principal on our Bank lines of credit if the dividend coverage ratio for the last four quarters is less than 150%.
(3)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Report on Form 10-Q for the quarter ended March 31, 2013, including the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings/preferred-funding.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of March 31, 2013, we had $13.3 billion in assets, which included $12.5 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At March 31, 2013, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ended December 31, 2012, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. For the period ended March 31, 2013, we believe that we continued to satisfy each of these requirements and therefore continued to qualify as a REIT. We continue to monitor each of these complex tests.

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

Financial Performance

We earned $171.4 million in first quarter 2013, or $1.25 diluted earnings per common share, compared with $150.0 million, or $1.00 per common share, in first quarter 2012. The 2013 increase in net income was primarily attributable to a lower provision for credit losses, partially offset by a decrease in interest income.

Loans

Total loans, which consist of loan participation interests, were $12.5 billion at March 31, 2013, compared with $13.6 billion at December 31, 2012. Loans represented approximately 94% and 96% of assets at March 31, 2013 and December 31, 2012, respectively. Annualized loan pay-downs and pay-offs represented 29.8% and 25.6% of loan balances during first quarter 2013 and 2012, respectively. We did not purchase loans in first quarter 2013. In first quarter 2012, we purchased $943.5 million of consumer loans from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels by purchasing loans, management may request our board of directors to consider a return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans represented less than 1 percent of total loans at both March 31, 2013 and December 31, 2012. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K for additional information.

Credit quality continued to improve during first quarter 2013 reflecting the benefit of a slowly improving economy:

•	net charge-offs were $38.6 million in first quarter 2013 (1.20% of average loans), compared with $53.2 million in first quarter 2012 (1.74% of average loans);
•	nonperforming assets were $467.0 million at March 31, 2013, compared with $460.2 million at December 31, 2012; and
•	loans 90 days or more past due and still accruing were $24.0 million at March 31, 2013, compared with $29.8 million at December 31, 2012.

Our $13.1 million provision for credit losses in first quarter 2013 was $38.2 million less than first quarter 2012. See “– Risk Management – Credit Risk Management” section in this Report for more information.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $46.0 million in first quarter 2013, which included $13.6 million in dividends on our Series A preferred securities held by non-affiliated investors. Dividends declared to holders of our preferred securities were $49.6 million in first quarter 2012, which included $13.6 million in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $205.0 million in first quarter 2013. Distributions made to holders of our common stock in first quarter 2012 totaled $150.0 million.

Regulatory Capital

In June 2012, federal banking agencies, including the Board of Governors of the Federal Reserve System (FRB), jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules are intended to implement in the U.S. the Basel III regulatory capital reforms (Basel III NPR), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our current interpretation, we believe the Wachovia Funding Series A preferred securities would no longer constitute Tier 1 capital for Wells Fargo or the Bank under the Basel III NPR. Although the proposed rules contemplated an effective date of January 1, 2013, with phased in compliance requirements, the rules have not yet been finalized by the U.S. banking regulators due to the volume of comments received and concerns expressed during the comment period. The FRB may not adopt the Basel III NPR as proposed or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. In the event the FRB’s applicable final rules regarding Tier 1 capital treatment are the same as the Basel III NPR or otherwise result in the Series A preferred securities no longer constituting Tier 1 capital for Wells Fargo or the Bank, Wachovia Funding may determine to redeem the Wachovia Funding Series A preferred securities due to a Regulatory Capital Event. See also “Risk Factors” and “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

Earnings Performance

Net Income

We earned net income of $171.4 million and $150.0 million in first quarter 2013 and 2012, respectively. The 2013 increase in net income was primarily attributable to a lower provision for credit losses, partially offset by a decrease in interest income.

Interest Income

Interest income was $200.2 million in first quarter 2013, compared with $216.9 million a year ago. The decrease was primarily driven by a decrease in the yield on total interest-earning assets.

The average yield on total interest-earning assets was 5.89% in first quarter 2013, compared with 6.26% a year ago. The decrease in the average yield partially resulted from continued declines in discount accretion on purchased consumer loans. Interest income included net discount accretion of $23.1 million and $38.7 million in first quarter 2013 and 2012, respectively. The decrease in discount accretion was primarily driven by a decrease in loan pay-downs and pay-offs on those loans purchased with a discount as well as an increase in amortization of purchase premiums associated with recent loan purchases. Moreover, the reinvestment of higher yielding consumer loan pay-downs and pay-offs into lower yielding assets also contributed to the decrease in average yield.

We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment and we also expect to recognize less discount accretion due to the passage of time from when the loans purchased at a discount were acquired. Wachovia Funding has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be impacted by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management—Asset/Liability Management—Interest Rate Risk” section in this Report for more information on interest rates and interest income.

Table 1 presents the components of earning assets and related average yield to provide an analysis of year-over-year changes that influenced interest income.

Table 1: Interest Income

	Quarter ended March 31,
			2013			2012

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$2,497,626	15,518	2.52%	$1,294,510	7,771	2.41%
Real estate 1-4 family	10,503,287	184,202	7.08	10,965,306	208,523	7.62
Interest-bearing deposits in banks and other interest-earning assets	742,148	464	0.25	1,631,314	624	0.15

Total interest-earning assets	$13,743,061	200,184	5.89%	$13,891,130	216,918	6.26%

(1)	Includes taxable-equivalent adjustments.

Interest Expense

Wachovia Funding and its subsidiaries have $2.2 billion of lines of credit with the Bank. At March 31, 2013, the outstanding balance under the Bank lines of credit was $27.2 million. During first quarter 2013, we applied a portion of loan pay-downs and pay-offs to reduce the amount borrowed on our lines of credit. Interest expense related to borrowings on the lines of credit was $353 thousand in first quarter 2013 on average borrowings of $376.1 million at an annualized weighted average rate of 0.38%. During first quarter 2012, Wachovia Funding had no amount outstanding on its lines and therefore did not incur interest expense.

Provision for Credit Losses

The provision for credit losses was $13.1 million in first quarter 2013, compared with $51.3 million a year ago. Primary drivers of the lower provision were decreased net-charge-offs and improvement in the credit quality of the portfolios and related loss estimates as seen in lower loss trends. For additional information on the allowance for credit losses, please see “Balance Sheet Analysis—Allowance for Loan Losses” and “Risk Management—Credit Risk Management—Allowance for Credit Losses” sections in this Report.

Noninterest Income

Noninterest income in first quarter 2013 was $187 thousand, compared with $360 thousand a year ago. In first quarter 2013 and 2012, noninterest income consisted primarily of fees related to loans.

Noninterest Expense

Noninterest expense in first quarter 2013 was $15.3 million, compared with $15.9 million in first quarter 2012. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.

Loan servicing costs were $9.7 million and $10.8 million in first quarter 2013 and 2012 respectively. The decrease in these costs reflected an increased percentage of commercial loans with lower servicing rates than residential loans.

Management fees were $1.7 million in first quarter 2013, compared with $1.9 million a year ago. Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf. The decrease in management fees related to a decrease in the rates of certain technology system and support expenses.

Foreclosed assets expense was $3.4 million in first quarter 2013 and $2.3 million a year ago. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of Wachovia Preferred Realty, LLC (WPR), our taxable REIT subsidiary, was $128 thousand in first quarter 2013, compared with $89 thousand a year ago. WPR holds certain cash investments and previously held certain interest rate swaps.

Balance Sheet Analysis

Total Assets

Our assets predominantly consist of consumer and commercial loans, although we have the authority to hold assets other than loans. Total assets were $13.3 billion at March 31, 2013, and $14.1 billion at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $918.1 million at March 31, 2013, and $642.9 million at December 31, 2012.

Loans

Loans, net of unearned income decreased $1.1 billion to $12.5 billion at March 31, 2013, compared with $13.6 billion at December 31, 2012, primarily reflecting pay-downs and charge-offs across the entire portfolio. We did not purchase loans in first quarter 2013. At March 31, 2013 and December 31, 2012, consumer loans represented 81% of total loans and commercial loans represented the balance of our loan portfolio. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial loans and other REIT-eligible assets.

Allowance for Loan Losses

The allowance for loan losses decreased $27.7 million to $281.5 million at March 31, 2013, from $309.2 million at December 31, 2012. The decrease in the allowance was primarily due to lower levels of inherent credit loss in the portfolio compared with levels existing at December 31, 2012.

At March 31, 2013, the allowance for loan losses included $260.2 million for consumer loans and $21.3 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See “Risk Management—Credit Risk Management—Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable/Payable—Affiliates, Net

The accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank.

Lines of Credit with Bank

We drew upon our lines of credit to finance certain loan purchases in 2012. At March 31, 2013, we had $2.2 billion of lines of credit with the Bank, of which $27.2 million was outstanding.

Dividends Payable—Affiliates

Dividends payable to affiliates was $32.4 million at March 31, 2013, and represented dividends declared during first quarter 2013, payable primarily to Wachovia Preferred Holding, but not paid until April 1, 2013.

Risk Management

We use Wells Fargo’s risk management framework to manage our credit, interest rate, market and liquidity risks, and funding risks.

Credit Risk Management

Loans represent the largest component of assets on our balance sheet and their related credit risk is a significant risk we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).

The table below represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(in thousands)	2013	2012	2013	2012
Commercial:
Commercial and industrial	$83,456	99,207	1.9	1.6
Secured by real estate	2,333,974	2,534,064	3.4	3.5
Total commercial	2,417,430	2,633,271	3.4	3.5
Consumer:
Real estate 1-4 family first mortgage	7,484,604	8,137,597	20.1	20.2
Real estate 1-4 family junior lien mortgage	2,608,874	2,779,606	17.0	17.1

Total consumer	10,093,478	10,917,203	19.3	19.4

Total loans	$12,510,908	13,550,474	16.2	16.3

The discussion that follows provides analysis of the risk elements of our loan portfolios and our credit risk management and measurement practices. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.

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

Table 3: Loan Portfolio by Geography

	March 31, 2013
		Real estate	Real estate
		1-4 family	1-4 family		% of
		first	junior lien		total
(in thousands)	Commercial	mortgage	mortgage	Total	loans

Florida	$249,652	919,560	336,915	1,506,127	12%
New Jersey	189,342	707,586	497,573	1,394,501	11
Pennsylvania	37,536	902,512	404,520	1,344,568	11
North Carolina	226,239	750,730	197,929	1,174,898	9
California	539,017	576,238	40,090	1,155,345	9
All other states	1,175,644	3,627,978	1,131,847	5,935,469	48

Total loans	$2,417,430	7,484,604	2,608,874	12,510,908	100%

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

Table 4: Commercial and Industrial Loans by Industry

	March 31, 2013
		% of
		total
(in thousands)	Total	C&I loans

Real estate lessor	$22,858	27%
Public administration	15,421	19
Food and beverage	15,147	18
Healthcare	4,067	5
Textiles/apparel	3,247	4
Industrial equipment	2,542	3
Investors	2,500	3
Leasing	1,723	2
Other	15,951	19

Total loans	$83,456	100%

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans. Table 5 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for purchase.

Table 5: CSRE Loans by State and Property Type

	March 31, 2013
		% of
		total
(in thousands)	CSRE loans	CSRE loans

By state:
California	$539,064	23%
North Carolina	222,701	10
Florida	219,904	9
Texas	164,551	7
Georgia	153,679	7
All other states	1,034,075	44

Total loans	$2,333,974	100%

By property type:
Office buildings	$858,801	37%
Warehouse	375,078	16
Shopping center	249,966	11
Retail establishment (restaurant, stores)	227,047	10
5+ multifamily residence	150,967	6
Manufacturing plant	145,831	6
Real estate collateral pool	83,625	4
Motels/hotels	75,315	3
Institutional	49,239	2
Commercial/industrial (non-residential)	30,242	1
Churches, synagogues, mosques and temples	20,677	1
Research and development	19,376	1
Other	47,810	2

Total loans	$2,333,974	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The distribution of real estate 1-4 family mortgages by state and the related combined loan-to-value (CLTV) ratio are presented in Table 6. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers in the current difficult economic cycle. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

The Bank and/or other Wells Fargo affiliates act as servicer for predominantly all of our loan portfolio.

Additional information about Wells Fargo mortgage and foreclosure settlements can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K. We believe these settlements will not have a material impact on our consolidated financial statements.

We monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. In first quarter 2012, we aligned our nonaccrual reporting so that a junior lien is reported as a nonaccrual loan if the related first lien is 120 days past due or is in the process of foreclosure regardless of the junior lien delinquency status in accordance with Interagency Guidance issued by bank regulators. Also, in third quarter 2012 we aligned our nonaccrual and troubled debt reclassification policies in accordance with guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance), which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	March 31, 2013
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Pennsylvania	$1,307,032	71%
Florida	1,256,475	78
New Jersey	1,205,159	72
North Carolina	948,659	70
Virginia	828,664	69
All other states	4,547,489	69

Total loans	$10,093,478

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

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

In accordance with Interagency Guidance, junior lien loans are reported as nonaccrual if the related first lien is

120 days past due or is in the process of foreclosure. This action had minimal financial impact as the expected loss content of these loans was already considered in the loan loss allowance. See “Risk Management – Credit Risk Management – Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)” section in this Report for more information.

Table 7 summarizes delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses.

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balance		or more past due		Quarter ended
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2013	2012	2013	2012 (2)	2012 (2)	2012	2012

New Jersey	$495,964	531,622	5.08%	5.38	3.78	3.99	7.68	3.21	3.67
Pennsylvania	402,202	428,841	3.46	3.88	1.70	3.50	4.47	2.62	1.36
Florida	336,116	357,586	4.66	5.15	6.48	5.84	8.26	6.54	7.03
Virginia	259,857	277,294	3.29	3.40	3.15	3.40	4.97	3.15	2.50
North Carolina	196,728	208,315	4.32	4.17	1.94	4.71	6.53	3.46	3.60
Other	907,003	963,944	3.48	3.61	2.69	4.48	6.70	3.43	4.27

Total	$2,597,870	2,767,602	3.98	4.21	3.22	4.32	6.56	3.64	3.82

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $11,004 thousand at March 31, 2013 and $12,004 thousand at December 31, 2012.
(2)	Reflects the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

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

•	effective third quarter 2012, performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2012	2012	2012

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	18,856	16,270	24,054	22,353	18,803

Total commercial	18,856	16,270	24,054	22,353	18,803

Consumer:
Real estate 1-4 family first mortgage	320,508	306,922	313,389	233,500	235,737
Real estate 1-4 family junior lien mortgage	120,276	129,251	142,896	136,609	152,824

Total consumer (1)	440,784	436,173	456,285	370,109	388,561

Total nonaccrual loans	459,640	452,443	480,339	392,462	407,364

Foreclosed assets	7,401	7,792	10,282	10,999	6,769

Total nonperforming assets	$467,041	460,235	490,621	403,461	414,133

As a percentage of total loans	3.73%	3.40	4.08	3.32	3.28

(1)	Includes $108.4 million, $77.8 million and $87.7 million at March 31, 2013, December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires performing consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Total NPAs were $467.0 million (3.73% of total loans) at March 31, 2013, and included $459.6 million of nonaccrual loans and $7.4 million of foreclosed assets. Nonaccrual loans increased $7.2 million in first quarter 2013.

Changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan stays on nonaccrual status. Table 9 provides an analysis of the changes in nonaccrual loans.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2012	2012	2012

Commercial nonaccrual loans
Balance, beginning of quarter	$16,270	24,054	22,353	18,803	21,383
Inflows	5,653	167	3,714	4,796	1,871
Outflows	(3,067)	(7,951)	(2,013)	(1,246)	(4,451)

Balance, end of quarter	18,856	16,270	24,054	22,353	18,803

Consumer nonaccrual loans
Balance, beginning of quarter	436,173	456,285	370,109	388,561	327,710
Inflows (1)	96,821	81,122	174,193	89,718	154,618
Outflows:
Returned to accruing	(49,077)	(42,561)	(44,316)	(53,016)	(42,556)
Foreclosures	(2,730)	(3,747)	(3,921)	(7,696)	(4,897)
Charge-offs	(30,371)	(53,227)	(36,052)	(38,171)	(42,903)
Payment, sales and other	(10,032)	(1,699)	(3,728)	(9,287)	(3,411)

Total outflows	(92,210)	(101,234)	(88,017)	(108,170)	(93,767)

Balance, end of quarter	440,784	436,173	456,285	370,109	388,561

Total nonaccrual loans	$459,640	452,443	480,339	392,462	407,364

(1)	Quarter ended September 30, 2012, includes $87.7 million of performing loans moved to nonaccrual status as a result of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status. Quarter ended March 31, 2012, includes $55.2 million of loans moved to nonaccrual status as a result of implementing Interagency Guidance issued January 31, 2012.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2012	2012	2012

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	3,632	3,593	3,696	5,134	2,664

Total commercial TDRs	3,632	3,593	3,696	5,134	2,664

Consumer TDRs:
Real estate 1-4 family first mortgage	367,005	345,640	320,821	206,720	198,756
Real estate 1-4 family junior lien mortgage	138,508	135,029	136,316	108,726	110,441
Trial modifications	21,654	20,183	22,300	22,875	23,681

Total consumer TDRs (1)	527,167	500,852	479,437	338,321	332,878

Total TDRs	$530,799	504,445	483,133	343,455	335,542

TDRs on nonaccrual status	$230,913	222,448	234,310	96,465	97,942

TDRs on accrual status	299,886	281,997	248,823	246,990	237,600

Total TDRs	$530,799	504,445	483,133	343,455	335,542

(1)	Includes $146.2 million, $132.0 million and $120.7 million at March 31, 2013, December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

Table 11: Analysis of Changes in TDRs

	Quarter ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2012	2012	2012

Commercial TDRs:
Balance, beginning of quarter	$3,593	3,696	5,134	2,664	2,470
Inflows	366	-	74	2,505	1,377
Outflows	(327)	(103)	(1,512)	(35)	(1,183)

Balance, end of quarter	3,632	3,593	3,696	5,134	2,664

Consumer TDRs:
Balance, beginning of quarter	500,852	479,437	338,321	332,878	324,605
Inflows (1)	47,574	61,212	155,557	19,722	19,648
Outflows:
Charge-offs (2)	(10,695)	(28,094)	(5,161)	(7,693)	(7,223)
Foreclosures (2)	(1,040)	(386)	-	(749)	(141)
Payments, sales and other (3)	(10,995)	(9,200)	(8,705)	(5,031)	(6,323)
Net change in trial modifications (4)	1,471	(2,117)	(575)	(806)	2,312

Total outflows	(21,259)	(39,797)	(14,441)	(14,279)	(11,375)

Balance, end of quarter	527,167	500,852	479,437	338,321	332,878

Total TDRs	$530,799	504,445	483,133	343,455	335,542

(1)	Includes $16.1 million, $6.8 million and $120.7 million of loans for the quarters ended March 31, 2013, December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Fourth quarter 2012 outflows reflect the impact of loans discharged in bankruptcy being reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(3)	Other outflows include normal amortization/accretion of loan basis adjustments.
(4)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Recorded investment of loans modified in TDRs is provided in Table 10. Table 11 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. The allowance for loan losses for TDRs was $113.1 million and $103.5 million at March 31, 2013 and December 31, 2012, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.

In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.8 million, $7.0 million, $6.6 million, $8.4 million, and $7.1 million at March 31, 2013 and December 31, September 30, June 30 and March 31, 2012, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

Loans 90 days or more past due and still accruing at March 31, 2013, were down $5.8 million from December 31, 2012, predominantly due to a CSRE loan moving into nonaccrual status, as well as loss mitigation activities including modifications and continued credit quality improvement during first quarter 2013 as the overall financial condition of businesses and consumers strengthened and the housing market in many areas of the nation improved. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands)	2013	2012	2012	2012	2012

Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	-	4,455	-	-	-

Total commercial	-	4,455	-	-	-

Consumer:
Real estate 1-4 family first mortgage	18,665	18,382	14,502	16,343	16,211
Real estate 1-4 family junior lien mortgage	5,354	6,940	7,813	5,327	5,560

Total consumer	24,019	25,322	22,315	21,670	21,771

Total	$24,019	29,777	22,315	21,670	21,771

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	March 31,		December 31,		September 30,		June 30,		March 31,
	2013		2012		2012		2012		2012
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$237	0.04%	$(1,337)	(0.21)%	$1,461	0.40%	$187	0.06%	$248	0.08%
Consumer:
Real estate 1-4 family first mortgage	17,008	0.88	25,395	1.38	17,791	0.93	14,327	0.73	22,865	1.18
Real estate 1-4 family junior lien mortgage	21,339	3.21	31,110	4.30	50,548	6.52	28,613	3.62	30,060	3.80

Total consumer (2)	38,347	1.48	56,505	2.21	68,339	2.55	42,940	1.56	52,925	1.94

Total	$38,584	1.20%	$55,168	1.73%	$69,800	2.30%	$43,127	1.41%	$53,173	1.74%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.
(2)	The quarters ended December 31, 2012 and September 30, 2012 include $17.5 million and $28.6 million respectively, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in first quarter 2013 were $38.6 million (1.20% of average total loans outstanding) compared with $53.2 million (1.74%) in first quarter 2012.

Due to the larger dollar amounts associated with individual commercial loans, loss recognition tends to be irregular and varies more than with consumer loan portfolios.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date.

We use a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific loss factors. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools.

The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the amount of nonaccrual loans that have been written down to current collateral value, borrower credit strength, foreclosure process timeframes and the value and marketability of collateral.

The provision for credit losses was $13.1 million in first quarter 2013 and $51.3 million in first quarter 2012. The first quarter 2013 provision was $25.5 million less than net charge-offs. In first quarter 2012 the provision was lower than net charge-offs by $1.9 million. Primary drivers of the lower provision were decreased loss estimates supported by lower loss trends and improvement in the credit quality of the portfolios.

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

We believe the allowance for credit losses of $282.1 million at March 31, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examinations processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012

Components:
Allowance for loan losses	$281,548	309,220	278,056	292,780	309,913
Allowance for unfunded credit commitments	508	384	582	258	200

Allowance for credit losses	$282,056	309,604	278,638	293,038	310,113

Allowance for loan losses as a percentage of total loans	2.25%	2.28	2.31	2.41	2.45
Allowance for loan losses as a percentage of annualized net charge-offs	179.93	140.89	100.13	168.79	144.91
Allowance for credit losses as a percentage of total loans	2.25	2.28	2.32	2.41	2.45
Allowance for credit losses as a percentage of total nonaccrual loans	61.36	68.43	58.01	74.67	76.13

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 22% of our loan portfolio consisted of variable rate loans at March 31, 2013. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At March 31, 2013, approximately 78% of our loans had fixed interest rates. Such loans increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At March 31, 2013, $3.7 billion, or 28% of our assets, had variable interest rates and could be expected to reprice with changes in interest rates. At March 31, 2013, our liabilities were $97.8 million, or 1% of our assets, while stockholders’ equity was $13.2 billion, or 99% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the Bank lines of credit as a short-term liquidity source. At March 31, 2013, there was $27.2 million outstanding on our Bank lines of credit.

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

At March 31, 2013, our liabilities consisted of the lines of credit, dividends payable to affiliates and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the certificate of designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. One of these policies is critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We have identified the allowance for credit losses policy as being particularly sensitive in terms of judgments and the extent to which estimates are used.

Management and the Audit Committee of Wachovia Preferred Funding have reviewed and approved this critical accounting policy. This policy is described in the “Critical Accounting Policy” section in our 2012 Form 10-K.

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

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ repayment of our loan participations;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the availability and cost of both credit and capital;
•	investor sentiment and confidence in the financial markets;

•	our reputation and the reputation of Wells Fargo and the Bank;

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

•	the other factors described in “Risk Factors” in the 2012 Form 10-K.

In addition to the above factors, we also caution that there is no assurance that our allowance for credit losses will be appropriate to cover future credit losses, especially if housing prices decline or unemployment worsens. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding, we refer you to the “Risk Factors” section in our 2012 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures

Wachovia Funding’s management evaluated the effectiveness, as of March 31, 2013, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of March 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2013 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended March 31,

(in thousands, except per share amounts)	2013	2012
Interest income	$200,183	216,916
Interest expense	353	-

Net interest income	199,830	216,916
Provision for credit losses	13,127	51,259

Net interest income after provision for credit losses	186,703	165,657

Noninterest income
Gain on interest rate swaps	-	56
Other	187	304

Total noninterest income	187	360

Noninterest expense
Loan servicing costs	9,708	10,804
Management fees	1,696	1,932
Foreclosed assets	3,427	2,340
Other	491	837

Total noninterest expense	15,322	15,913

Income before income tax expense	171,568	150,104
Income tax expense	128	89

Net income	171,440	150,015
Comprehensive income	171,440	150,015
Dividends on preferred stock	46,014	49,586

Net income applicable to common stock	$125,426	100,429

Per common share information
Earnings per common share	$1.25	1.00
Diluted earnings per common share	1.25	1.00
Dividends declared per common share	$2.05	1.50
Average common shares outstanding	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Mar. 31,	Dec. 31,
(in thousands, except shares)	2013	2012

Assets
Cash and cash equivalents	$918,102	642,946
Loans, net of unearned income	12,510,908	13,550,474
Allowance for loan losses	(281,548)	(309,220)

Net loans	12,229,360	13,241,254

Accounts receivable - affiliates, net	116,653	131,216
Other assets	51,013	53,369

Total assets	$13,315,128	14,068,785

Liabilities
Lines of credit with Bank	$27,152	745,016
Dividends payable - affiliates	32,420	-
Other liabilities	38,259	26,898

Total liabilities	97,831	771,914

Stockholders’ Equity
Preferred stock	743	743
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,026,608	14,026,608
Retained earnings (deficit)	(811,054)	(731,480)

Total stockholders’ equity	13,217,297	13,296,871

Total liabilities and stockholders’ equity	$13,315,128	14,068,785

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	150,015	150,015
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.15 per share	-	-	-	(6,028)	(6,028)
Series C preferred securities at $7.08 per share	-	-	-	(29,964)	(29,964)
Common stock at $1.50 per share	-	-	-	(150,000)	(150,000)

Balance, March 31, 2012	$743	1,000	14,026,608	(575,479)	13,452,872

Balance, December 31, 2012	$743	1,000	14,026,608	(731,480)	13,296,871

Net income	-	-	-	171,440	171,440
Cash dividends
Series A preferred securities at $0.45 per share	-	-	-	(13,594)	(13,594)
Series B preferred securities at $0.13 per share	-	-	-	(5,345)	(5,345)
Series C preferred securities at $6.40 per share	-	-	-	(27,075)	(27,075)
Common stock at $2.05 per share	-	-	-	(205,000)	(205,000)

Balance, March 31, 2013	$743	1,000	14,026,608	(811,054)	13,217,297

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Quarter ended March 31,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income	$171,440	150,015
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on loans	(20,150)	(34,674)
Provision for credit losses	13,127	51,259
Deferred income tax benefits	-	(4,879)
Other operating activities, net	3,224	1,119
Net cash provided by operating activities	167,641	162,840
Cash flows from investing activities:
Increase (decrease) in cash realized from:
Loans:
Purchases	-	(943,508)
Proceeds from payments and sales	1,030,379	843,563
Net cash provided (used) by investing activities	1,030,379	(99,945)
Cash flows from financing activities:
Increase (decrease) in cash realized from:
Draws on line of credit with Bank	27,848	-
Repayments of line of credit with Bank	(745,712)	-
Cash dividends paid	(205,000)	(13,594)

Net cash used by financing activities	(922,864)	(13,594)

Net change in cash and cash equivalents	275,156	49,301
Cash and cash equivalents at beginning of period	642,946	1,186,165
Cash and cash equivalents at end of period	$918,102	1,235,466
Supplemental cash flow disclosures:
Cash paid for income taxes	$-	5,500
Change in non cash items:
Transfers from loans to foreclosed assets	3,591	4,897

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are discussed in our Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2). Actual results could differ from those estimates.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2012 Form 10-K.

Subsequent Events

We have evaluated the effects of events that have occurred subsequent to period end March 31, 2013, and there have been no material events that would require recognition in our first quarter 2013 consolidated financial statements or disclosure in the Notes to the financial statements.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding acquires participation interests in loans originated or purchased by the Bank. In order to maintain Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in Florida, New Jersey, Pennsylvania, North Carolina and California. These markets include approximately 52% of Wachovia Funding’s total loan portfolio at March 31, 2013.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $441.2 million and $472.9 million at March 31, 2013 and December 31, 2012, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums.

(in thousands)	March 31, 2013	December 31, 2012

Commercial:
Commercial and industrial	$83,456	99,207
Secured by real estate	2,333,974	2,534,064

Total commercial	2,417,430	2,633,271
Consumer:
Real estate 1-4 family first mortgage	7,484,604	8,137,597
Real estate 1-4 family junior lien mortgage	2,608,874	2,779,606

Total consumer	10,093,478	10,917,203

Total loans	$12,510,908	13,550,474

The following table summarizes the proceeds paid (including accrued interest receivable of $2.9 million in first quarter 2012) or received from the Bank for purchases and sales of loans, respectively.

	2013			2012

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended March 31,
Purchases	$-	-	-	-	943,508	943,508
Sales	-	(5,573)	(5,573)	(900)	(16,312)	(17,212)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at March 31, 2013 and December 31, 2012 was $371.1 million and $312.5 million, respectively.

Allowance for Credit Losses (ACL)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,

(in thousands)	2013	2012

Balance, beginning of quarter	$309,604	313,928
Provision for credit losses	13,127	51,259
Interest income on certain impaired loans (1)	(2,091)	(1,901)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-
Secured by real estate	(253)	(252)
Total commercial	(253)	(252)

Consumer:
Real estate 1-4 family first mortgage	(17,825)	(23,324)
Real estate 1-4 family junior lien mortgage	(24,127)	(32,422)

Total consumer	(41,952)	(55,746)
Total loan charge-offs	(42,205)	(55,998)

Loan recoveries:
Commercial:
Commercial and industrial	-	-
Secured by real estate	16	4
Total commercial	16	4
Consumer:
Real estate 1-4 family first mortgage	817	459
Real estate 1-4 family junior lien mortgage	2,788	2,362
Total consumer	3,605	2,821
Total loan recoveries	3,621	2,825

Net loan charge-offs	(38,584)	(53,173)

Balance, end of quarter	$282,056	310,113
Components:
Allowance for loan losses	$281,548	309,913
Allowance for unfunded credit commitments	508	200
Allowance for credit losses	$282,056	310,113
Net loan charge-offs (annualized) as a percentage of average total loans	1.20%	1.74
Allowance for loan losses as a percentage of total loans	2.25	2.45
Allowance for credit losses as a percentage of total loans	2.25	2.45

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,

	2013			2012
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Balance, beginning of quarter	$26,046	283,558	309,604	23,091	290,837	313,928
Provision (reversal of provision) for credit losses	(3,956)	17,083	13,127	(2,886)	54,145	51,259
Interest income on certain impaired loans	-	(2,091)	(2,091)	-	(1,901)	(1,901)

Loan charge-offs	(253)	(41,952)	(42,205)	(252)	(55,746)	(55,998)
Loan recoveries	16	3,605	3,621	4	2,821	2,825
Net loan charge-offs	(237)	(38,347)	(38,584)	(248)	(52,925)	(53,173)
Balance, end of quarter	$21,853	260,203	282,056	19,957	290,156	310,113

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

March 31, 2013

Collectively evaluated (1)	$16,031	149,999	166,030	2,398,544	9,520,571	11,919,115
Individually evaluated (2)	5,822	110,204	116,026	13,706	527,168	540,874
Purchased credit-impaired (PCI) (3)	-	-	-	5,180	45,739	50,919
Total	$21,853	260,203	282,056	2,417,430	10,093,478	12,510,908

December 31, 2012

Collectively evaluated (1)	$16,219	181,107	197,326	2,611,746	10,368,082	12,979,828
Individually evaluated (2)	9,827	102,451	112,278	15,434	500,852	516,286
PCI (3)	-	-	-	6,091	48,269	54,360
Total	$26,046	283,558	309,604	2,633,271	10,917,203	13,550,474

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and use such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The majority of credit quality indicators are based on March 31, 2013, information, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2012.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total

March 31, 2013

By risk category:
Pass	$83,456	2,225,922	2,309,378
Criticized	-	108,052	108,052

Total commercial loans	$83,456	2,333,974	2,417,430

December 31, 2012

By risk category:
Pass	$98,395	2,412,569	2,510,964
Criticized	812	121,495	122,307

Total commercial loans	$99,207	2,534,064	2,633,271

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Secured by real estate	Total

March 31, 2013

By delinquency status:
Current-29 days past due (DPD) and still accruing	$83,456	2,304,546	2,388,002
30-89 DPD and still accruing	-	10,572	10,572
90+ DPD and still accruing	-	-	-
Nonaccrual loans	-	18,856	18,856

Total commercial loans	$83,456	2,333,974	2,417,430
December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$99,207	2,512,524	2,611,731
30-89 DPD and still accruing	-	815	815
90+ DPD and still accruing	-	4,455	4,455
Nonaccrual loans	-	16,270	16,270

Total commercial loans	$99,207	2,534,064	2,633,271

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2013

By delinquency status:
Current - 29 DPD	$7,174,778	2,504,651	9,679,429
30-59 DPD	76,263	34,525	110,788
60-89 DPD	35,191	15,159	50,350
90-119 DPD	27,509	13,277	40,786
120-179 DPD	34,560	17,238	51,798
180+ DPD	146,462	25,145	171,607
Remaining PCI accounting adjustments	(10,159)	(1,121)	(11,280)

Total consumer loans	$7,484,604	2,608,874	10,093,478

December 31, 2012

By delinquency status:
Current - 29 DPD	$7,828,564	2,661,528	10,490,092
30-59 DPD	71,969	36,427	108,396
60-89 DPD	40,411	22,331	62,742
90-119 DPD	29,805	14,476	44,281
120-179 DPD	30,645	22,085	52,730
180+ DPD	146,293	23,517	169,810
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

March 31, 2013

By updated FICO:
< 600	$494,126	299,074	793,200
600-639	324,735	171,137	495,872
640-679	601,789	286,535	888,324
680-719	1,130,793	426,368	1,557,161
720-759	1,493,578	541,357	2,034,935
760-799	2,156,367	581,719	2,738,086
800+	1,160,326	288,385	1,448,711
No FICO available	133,049	15,420	148,469
Remaining PCI accounting adjustments	(10,159)	(1,121)	(11,280)

Total consumer loans	$7,484,604	2,608,874	10,093,478

December 31, 2012

By updated FICO:
< 600	$491,057	313,648	804,705
600-639	325,524	173,130	498,654
640-679	611,895	302,895	914,790
680-719	1,221,513	452,768	1,674,281
720-759	1,630,309	575,418	2,205,727
760-799	2,446,778	636,079	3,082,857
800+	1,271,774	310,009	1,581,783
No FICO available	148,837	16,417	165,254
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

March 31, 2013

By LTV/CLTV:
0-60%	$3,097,387	549,840	3,647,227
60.01-80%	2,448,313	546,943	2,995,256
80.01-100%	1,239,279	610,719	1,849,998
100.01-120% (1)	442,596	492,453	935,049
> 120% (1)	208,251	406,995	615,246
No LTV/CLTV available	58,937	3,045	61,982
Remaining PCI accounting adjustments	(10,159)	(1,121)	(11,280)

Total consumer loans	$7,484,604	2,608,874	10,093,478

December 31, 2012

By LTV/CLTV:
0-60%	$3,420,971	579,292	4,000,263
60.01-80%	2,642,888	591,307	3,234,195
80.01-100%	1,338,223	639,891	1,978,114
100.01-120% (1)	441,791	498,614	940,405
> 120% (1)	244,398	434,238	678,636
No LTV/CLTV available	59,416	37,022	96,438
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar. 31, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	18,856	16,270

Total commercial	18,856	16,270

Consumer:
Real estate 1-4 family first mortgage	320,508	306,922
Real estate 1-4 family junior lien mortgage	120,276	129,251

Total consumer	440,784	436,173

Total nonaccrual loans
(excluding PCI)	$459,640	452,443

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.8 million at March 31, 2013, and $7.0 million at December 31, 2012, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar. 31 2013	Dec. 31 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	-	4,455

Total commercial	-	4,455

Consumer:
Real estate 1-4 family first mortgage	18,665	18,382
Real estate 1-4 family junior lien mortgage	5,354	6,940

Total consumer	24,019	25,322

Total past due (excluding PCI)	$24,019	29,777

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $21.7 million at March 31, 2013, and $20.2 million at December 31, 2012.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

March 31, 2013

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	21,411	13,706	13,706	5,822

Total commercial	21,411	13,706	13,706	5,822

Consumer:
Real estate 1-4 family first mortgage	467,122	383,072	295,163	58,472
Real estate 1-4 family junior lien mortgage	160,636	144,095	122,791	51,731

Total consumer	627,758	527,167	417,954	110,203

Total impaired loans (excluding PCI)	$649,169	540,873	431,660	116,025

December 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	18,697	15,434	15,434	9,827

Total commercial	18,697	15,434	15,434	9,827
Consumer:
Real estate 1-4 family first mortgage	439,213	361,162	262,803	53,539
Real estate 1-4 family junior lien mortgage	156,186	139,690	119,078	48,912

Total consumer	595,399	500,852	381,881	102,451

Total impaired loans (excluding PCI)	$614,096	516,286	397,315	112,278

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2013		2012
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	14,330	212	18,953	47
Total commercial	14,330	212	18,953	47
Consumer:
Real estate 1-4 family first mortgage	368,436	6,587	203,327	2,809
Real estate 1-4 family junior lien mortgage	139,787	2,911	113,176	1,644

Total consumer (1)	508,223	9,498	316,503	4,453

Total impaired loans	$522,553	9,710	335,456	4,500

Interest income:
Cash basis of accounting		$4,331		59
Other (2)		5,379		4,441

Total interest income		$9,710		4,500

(1)	Quarter ended March 31, 2013, reflects OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESTUCTURINGS (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

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

At March 31, 2013, the loans in trial modification period were $8.7 million under HAMP, $2.1 million under 2MP and $10.9 million under proprietary programs, compared with $8.8 million, $2.2 million and $9.2 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $9.8 million at March 31, 2013, and $9.2 million at December 31, 2012, were accruing loans and $11.9 million and $11.0 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that may be modified more than once, the table reflects each modification.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended March 31, 2013

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	161	206	367	-	0.80	161

Total commercial	-	161	206	367	-	0.80	161

Consumer:
Real estate 1-4 family first mortgage	5,783	10,370	32,565	48,718	2,311	3.22	14,524
Real estate 1-4 family junior lien mortgage	1,654	3,543	19,000	24,197	586	5.08	4,851
Trial modifications (6)	-	-	1,433	1,433	-	-	-

Total consumer	7,437	13,913	52,998	74,348	2,897	3.68	19,375

Total	$7,437	14,074	53,204	74,715	2,897	3.66%	$19,536

Quarter ended March 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	-	1,377	1,377	-	-	-

Total commercial	-	-	1,377	1,377	-	-	-

Consumer:
Real estate 1-4 family first mortgage	2,837	8,371	6,319	17,527	1,807	3.72	10,585
Real estate 1-4 family junior lien mortgage	492	4,997	1,451	6,940	73	6.08	5,489
Trial modifications (6)	-	-	16,124	16,124	-	-	-

Total consumer	3,329	13,368	23,894	40,591	1,880	4.53	16,074

Total	$3,329	13,368	25,271	41,968	1,880	4.53%	$16,074

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter ended March 31, 2013 includes $16.1 million of consumer loans, resulting from the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period of modification. In some cases, the amount of charge off will differ from the modification terms if the loan has already been charged down based on our policies. Modifications resulted in forgiving principal (actual, contingent or deferred) of $2.0 million and $2.1 million at March 31, 2013 and 2012, respectively.
(5)	Reflects the effect of reduced interest rates to loans with principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of previously reported trial modifications that became permanent in the current period. Reflects revision of first quarter 2012 trial modification activity.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We report these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2013	2012

Total commercial	$-	-

Consumer:
Real estate 1-4 family first mortgage	875	1,999
Real estate 1-4 family junior lien mortgage	583	1,352

Total consumer	1,458	3,351

Total	$1,458	3,351

Note 3: Fair Values of Assets and Liabilities

As of March 31, 2013, assets and liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, we did not elect fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

Disclosures about Fair Value of Financial Instruments The table below is a summary of fair value estimates by level for financial instruments. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

We have not included assets and liabilities that are not financial instruments in our disclosure, such as other assets, deferred taxes and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of Wachovia Funding. For descriptions of the valuation methodologies we use for estimating fair value for financial instruments that are not recorded at fair value, see Note 5 in our 2012 10-K.

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total

March 31, 2013

Financial assets

Cash and cash equivalents	$918,102	918,102	-	-	918,102
Loans, net (1)	12,229,360	-	-	13,533,504	13,533,504

December 31, 2012

Financial assets

Cash and cash equivalents	$642,946	642,946	-	-	642,946
Loans, net (1)	13,241,254	-	-	14,575,463	14,575,463

(1)	Carrying amount reflects unearned income of $441.2 million and $472.9 million and allowance for loan losses of $281.5 million and $309.2 million at March 31, 2013 and December 31, 2012, respectively.

Note 4: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. In order to remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	March 31, 2013 and December 31, 2012
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

In the event that Wachovia Funding is liquidated or dissolved, the holders of the preferred securities will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are convertible into certain preferred stock of Wells Fargo.

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

Note 5: Transactions With Related Parties

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

	Quarter ended March 31,
(in thousands)	2013	2012

Income statement data
Interest income:
Accretion of discounts on loans	$23,134	38,271
Interest on deposits (1)	464	624
Total interest income	23,598	38,895
Interest expense	353	-
Loan servicing costs	9,690	10,796
Management fees	1,696	1,932

(1)	Includes $221 thousand from interest rate swaps for quarter ended March 31, 2012.

(in thousands)	March 31, 2013	Dec. 31, 2012
Balance sheet related data
Loans purchases (year-to-date data) (1)	$-	4,397,812
Loans sales (year-to-date data)	(5,573)	(58,375)
Foreclosed assets sales (year-to-date data)	(1,989)	(12,438)
Accounts receivable/payable—affiliates, net	116,653	131,216
Deposits	918,102	642,946
Lines of credit with Bank	27,152	745,016
Dividends payable—affiliate	32,420	-

(1)	Includes accrued interest, see Note 2 for additional details.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are reflected as loans in the accompanying consolidated financial statements) to and from the Bank or its affiliates. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. In first quarter 2013, we did not purchase loans, and sales were with the Bank or its affiliates.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees for first quarter 2013 and 2012 were calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

Foreclosed Assets We sell foreclosed assets to the Bank from time to time at estimated fair value.

Accounts Receivable/Payable, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan pay-downs, interest receipts, servicing costs, management fees and other transactions, including those transactions noted herein, which have not yet settled.

Deposits Our primary cash management vehicle is a deposit account with the Bank. Interest income earned on deposits is included in interest income.

Lines of Credit Wachovia Funding and its subsidiaries have revolving lines of credit with the Bank, pursuant to which we can borrow up to $2.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%).

Dividends Payable – Affiliates

Represents dividends declared in first quarter 2013, payable primarily to Wachovia Preferred Holding, but not paid until April 1, 2013.

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

Item 6.    Exhibits

(a)     Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Wells Fargo & Company Supplementary Consolidating Financial Information (Unaudited).

(101)	XBRL Instance Document

(101)	XBRL Taxonomy Extension Schema Document

(101)	XBRL Taxonomy Extension Calculation Linkbase Document

(101)	XBRL Taxonomy Extension Label Linkbase Document

(101)	XBRL Taxonomy Extension Presentation Linkbase Document

(101)	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2013	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)