Form 10-Q
period 2013-06-30
WACHOVIA PREFERRED FUNDING CORP
filed 2013-08-08
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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

As of July 31, 2013, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change June 30, 2013 from			Six months ended
(in thousands, except per share data)	June 30, 2013	Mar. 31, 2013	June 30, 2012	Mar. 31, 2013		June 30, 2012	June 30, 2013	June 30, 2012	% Change

For the period
Net income	$134,834	171,440	181,987	(21	) %	(26)	$306,274	332,002	(8	) %
Net income applicable to common stock	89,114	125,426	133,839	(29)		(33)	214,540	234,268	(8)
Diluted earnings per common share	0.89	1.25	1.34	(29)		(34)	2.15	2.34	(8)
Profitability ratios (annualized)
Return on average assets	3.90%	5.05	5.38	(23)		(28)	4.47%	4.89	(9)
Return on average stockholders’ equity	4.08	5.23	5.40	(22)		(24)	4.66	4.93	(5)
Average stockholders’ equity to average assets	95.43	96.44	99.59	(1)		(4)	95.93	99.14	(3)
Common dividend payout ratio (1)	196.38	163.44	114.32	20		72	177.12	129.34	37
Dividend coverage ratio (2)	713.74	905.20	939.28	(21)		(24)	809.53	852.25	(5)
Total revenue	$196,279	200,017	225,993	(2)		(13)	$396,296	443,269	(11)
Average loans	12,651,249	13,000,913	12,262,259	(3)		3	12,825,115	12,261,037	5
Average assets	13,874,576	13,775,883	13,598,650	1		2	13,825,502	13,662,628	1
Net interest margin	5.66%	5.89	6.57	(4)		(14)	5.77%	6.41	(10)
Net loan charge-offs	$33,775	38,584	43,127	(12)		(22)	$72,359	96,300	(25)
As a percentage of average total loans (annualized)	1.07%	1.20	1.41	(11)		(24)	1.14%	1.58	(28)

At period end
Loans, net of unearned	$13,212,558	12,510,908	12,163,049	6		9	$13,212,558	12,163,049	9
Allowance for loan losses	291,429	281,548	292,780	4		-	291,429	292,780	-
As a percentage of total loans	2.21%	2.25	2.41	(2)		(8)	2.21%	2.41	(8)
Assets	$13,958,620	13,315,128	13,511,538	5		3	$13,958,620	13,511,538	3
Total stockholders’ equity	13,148,615	13,217,297	13,433,711	(1)		(2)	13,148,615	13,433,711	(2)
Total nonaccrual loans and foreclosed assets	440,549	467,041	403,461	(6)		9	440,549	403,461	9
As a percentage of total loans	3.33%	3.73	3.32	(11)		-	3.33%	3.32	-
Loans 90 days or more past due and still accruing (3)	$18,661	24,019	21,670	(22)		(14)	$18,661	21,670	(14)

(1)	Dividends declared per common share as a percentage of earnings per common share.
(2)	The dividend coverage ratio reflects the extent that funds from operations (defined as net income, as adjusted for depreciation of real or personal property used to generate income and gains and losses on the sale of real estate) exceed dividends on the Series A preferred securities and parity preferred securities. With respect to dividends, the Series A preferred securities rank on parity with the Series B and Series D preferred securities. The certificates of designation for these securities limit, among other matters, our ability to pay dividends on our common stock or other junior securities or make any payment of interest or principal on our lines of credit with the Bank if the dividend coverage ratio for the last four quarters is less than 150%.
(3)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

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

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of June 30, 2013, we had $14.0 billion in assets, which included $13.2 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At June 30, 2013, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ended December 31, 2012, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. For the period ended June 30, 2013, we believe that we continued to satisfy each of these requirements and therefore continued to qualify as a REIT. We continue to monitor each of these complex tests.

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

Financial Performance

We earned $134.8 million in second quarter 2013, or $0.89 diluted earnings per common share, compared with $182.0 million, or $1.34 per common share, in second quarter 2012. The second quarter 2013 decrease in net income compared with the second quarter of 2012 was due to a lower interest income and higher provision for credit losses. For the first half of 2013, our net income was $306.3 million, or $2.15 per common share, compared with $332.0 million, or $2.34 per common share a year ago. The first half 2013 decrease in net income compared with first half 2012 was primarily attributable to a decrease in interest income, partially offset by a lower provision for credit losses.

Loans

Total loans, which consist of loan participation interests, were $13.2 billion at June 30, 2013, compared with $13.6 billion at December 31, 2012. Loans represented approximately 95% and 96% of assets at June 30, 2013 and December 31, 2012, respectively. Annualized loan pay-downs and pay-offs represented 35.0% and 25.3% of loan balances during second quarter 2013 and 2012, respectively. We reinvested loan pay-downs by purchasing $1.8 billion of consumer loans in second quarter and the first half of 2013. We reinvested loan pay-downs by purchasing $349.9 million and $1.3 billion of consumer loans from the Bank in second quarter and the first half of 2012, respectively. If in future periods we do not reinvest loan pay-downs at sufficient levels by purchasing loans, management may request our board of directors to consider a return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans represented less than 1 percent of total loans at both June 30, 2013 and December 31, 2012. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K for additional information.

Credit quality continued to improve during second quarter 2013 reflecting the benefit of an improving economy:

•

net charge-offs were $33.8 million and $72.4 million in second quarter and first half 2013 (1.07% and 1.14% of average loans), compared with $43.1 million and $96.3 million in second quarter and first half 2012 (1.41% and 1.58% of average loans);

•	nonperforming assets were $440.5 million at June 30, 2013, compared with $460.2 million at December 31, 2012; and
•	loans 90 days or more past due and still accruing were $18.7 million at June 30, 2013, compared with $29.8 million at December 31, 2012.

See “– Risk Management – Credit Risk Management” section in this Report for more information.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $45.7 million and $91.7 million for the second quarter and first half of 2013, which included $13.6 million and $27.2 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors.

Distributions on preferred stock were $48.1 million and $97.7 million for the second quarter and first half of 2012, which included $13.6 million and $27.2 million, respectively, in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $175.0 million and $380.0 million for the second quarter and first half of 2013. Distributions made to holders of our common stock totaled $153.0 million and $303.0 million for the second quarter and first half of 2012.

Regulatory Capital

In July 2013, the Board of Governors of the Federal Reserve System (FRB) and the OCC, approved final rules, which substantially amend the risk-based capital rules for banks. The capital rules implement in the U.S. the Basel III regulatory capital reforms (Basel III), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. Based on our interpretation of the final rules, pending publication in the Federal Register, we believe the Wachovia Funding Series A preferred securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules. Under the Certificate of Designation for the Series A preferred securities, upon receipt by us of an opinion of counsel confirming this interpretation, a Regulatory Capital Event will have occurred and we can elect to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption. Because Wachovia Funding is a subsidiary of the Bank, redemption of the Series A preferred securities is subject to prior OCC approval. See also “Risk Factors” and “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

Earnings Performance

Net Income

We earned net income of $134.8 million and $182.0 million in second quarter 2013 and 2012, respectively. The second quarter 2013 decrease in net income was due to lower interest income and a higher provision for credit losses. For the first half of 2013, net income was $306.3 million, compared with $332.0 million a year ago. The 2013 decrease in net income was primarily attributable to a decrease in interest income, partially offset by a lower provision for credit losses.

Interest Income

Interest income was $196.2 million in second quarter 2013, compared with $225.5 million a year ago. Interest income was $396.4 million in the first half of 2013 compared with $442.4 million a year ago. The decreases were primarily driven by lower yields on total interest-earning assets.

The average yield on total interest-earning assets was 5.66% in second quarter 2013, compared with 6.57% a year ago. The average yield on total interest-earning assets for the first half of 2013 was 5.77% compared with 6.41% for the first half of 2012. The decreases in the average yield for both the second quarter and first half of 2013 resulted partially from continued declines in discount accretion on purchased consumer loans. Interest income included net discount accretion of $24.2 million and $44.3 million in second quarter 2013 and 2012, respectively, and $47.3 million and $82.6 million in the first half of 2013 and 2012, respectively. The decreases in net discount accretion were primarily driven by decreased loan pay-downs and pay-offs on those loans purchased at a discount as well as an increase in amortization of purchase premiums associated with recent loan purchases. Additionally, the reinvestment of higher yielding consumer loan pay-downs and pay-offs into lower yielding assets contributed to the decrease in average yield.

We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment, and we also expect to recognize less discount accretion due to the passage of time from when the loans purchased at a discount were acquired. Wachovia Funding has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be impacted by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management—Asset/Liability Management—Interest Rate Risk” section in this Report for more information on interest rates and interest income.

Table 1 presents the components of earning assets and related average yield to provide an analysis of year-over-year changes that influenced interest income.

Table 1: Interest Income

	Quarter ended June 30,
	2013			2012

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$2,350,993	15,073	2.57%	$1,198,939	7,081	2.37%
Real estate 1-4 family	10,300,256	180,338	7.02	11,063,320	217,483	7.88
Interest-bearing deposits in banks and other interest-earning assets	1,229,208	776	0.25	1,498,682	947	0.25

Total interest-earning assets	$13,880,457	196,187	5.66%	$13,760,941	225,511	6.57%

	Six months ended June 30,
	2013			2012

(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields

Commercial loans (1)	$2,423,904	30,591	2.55%	$1,246,724	14,852	2.39%
Real estate 1-4 family	10,401,211	364,540	7.05	11,014,313	426,006	7.75
Interest-bearing deposits in banks and other interest-earning assets	987,024	1,240	0.25	1,564,998	1,571	0.20

Total interest-earning assets	$13,812,139	396,371	5.77%	$13,826,035	442,429	6.41%

(1)	Includes taxable-equivalent adjustments.

Interest Expense

Wachovia Funding and its subsidiaries have $2.2 billion of lines of credit with the Bank. At June 30, 2013, the outstanding balance under the lines of credit was $757.3 million. We borrowed on our lines of credit to fund loan purchases made in fourth quarter 2012 and second quarter 2013. Interest expense related to borrowings on the lines of credit was $45 thousand in second quarter 2013 and $398 thousand in the first half of 2013 on year-to-date average borrowings of $211.2 million at a weighted average rate of 0.38%. During the second quarter and first half of 2012, Wachovia Funding had no amount outstanding on its lines of credit and therefore did not incur interest expense.

Provision for Credit Losses

The provision for credit losses was $46.1 million in second quarter 2013, compared with $27.9 million a year ago. Although outstanding loan balances increased from March 31, 2013, the allowance for credit losses as a percentage of total loans declined reflecting continued credit improvement and increases in home prices. In addition, the second quarter 2012 provision reflected a $15.2 million allowance release. The provision for credit losses was $59.3 million and $79.2 million in the first half of 2013 and 2012, respectively. The lower level of provision in first half 2013 primarily reflected decreased net charge-offs and continued improvement in delinquency and related loss estimates due to home price appreciation. For additional information on the allowance for credit losses, please see “Balance Sheet Analysis—Allowance for Loan Losses” and “Risk Management—Credit Risk Management—Allowance for Credit Losses” sections in this Report.

Noninterest Income

Noninterest income in second quarter 2013 was $137 thousand, compared with $483 thousand in second quarter 2012. Noninterest income was $324 thousand and $843 thousand in the first half of 2013 and 2012, respectively and consisted primarily of loan fees.

Noninterest Expense

Noninterest expense in second quarter 2013 was $15.2 million, compared with $16.0 million in second quarter 2012. Noninterest expense was $30.5 million and $31.9 million in the first half of 2013 and 2012, respectively. Noninterest expense primarily consisted of loan servicing costs, management fees, and foreclosed assets expense.

Loan servicing costs were $9.3 million in second quarter 2013 compared with $10.7 million in second quarter 2012. Loan servicing costs were $19.0 million and $21.5 million for the first half of 2013 and 2012, respectively. The decreases in these costs reflected an increased percentage of commercial loans within our loan portfolio. Commercial loans incur lower servicing rates than residential loans.

Management fees were $1.6 million in second quarter 2013, compared with $1.9 million in second quarter 2012. Management fees totaled $3.3 million and $3.9 million in the first half of 2013 and 2012, respectively. Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf. The decreases in management fees related to a decrease in the rates of certain technology system and support expenses.

Foreclosed assets expense was $3.6 million in second quarter 2013 compared with $2.3 million in second quarter 2012. Foreclosed assets expense was $7.0 million and $4.7 million in the first half of 2013 and 2012, respectively. The increases are due to higher costs of maintaining our foreclosed assets. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of Wachovia Preferred Realty, LLC (WPR), our taxable REIT subsidiary, was $130 thousand and $139 thousand in second quarter 2013 and 2012, respectively. Income tax expense was $258 thousand and $228 thousand in the first half of 2013 and 2012, respectively. WPR holds certain cash investments and previously held certain interest rate swaps.

Balance Sheet Analysis

Total Assets

Our assets predominantly consist of consumer and commercial loans, although we have the authority to hold assets other than loans. Total assets were $14.0 billion at June 30, 2013, and $14.1 billion at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $853.1 million at June 30, 2013, and $642.9 million at December 31, 2012.

Loans

Loans, net of unearned income decreased to $13.2 billion at June 30, 2013, compared with $13.6 billion at December 31, 2012, primarily reflecting pay-downs and charge-offs across the entire portfolio. We reinvested loan pay-downs by purchasing $1.8 billion of consumer loans in second quarter 2013. At June 30, 2013 and December 31, 2012, consumer loans represented 83% and 81%, respectively, of total loans and commercial loans represented the balance of our loan portfolio. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial loans and other REIT-eligible assets.

Allowance for Loan Losses

The allowance for loan losses decreased $17.8 million to $291.4 million at June 30, 2013, from $309.2 million at December 31, 2012. This decrease is partially driven by the decline in the loan balance. Further, the allowance for loan losses as a percentage of total loans decreased to 2.21% at June 30, 2013, from 2.28% at December 31, 2012 and was 2.41% a year ago. The decrease in the allowance as a percentage of total loans was primarily due to lower levels of inherent credit loss in the portfolio compared with levels existing at December 31, 2012 and June 30, 2012.

At June 30, 2013, the allowance for loan losses included $270.2 million for consumer loans and $21.2 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See “Risk Management—Credit Risk Management—Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable/Payable—Affiliates, Net

The accounts receivable/payable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank.

Lines of Credit with Bank

We may draw upon our lines of credit from time to time to finance certain loan purchases. At June 30, 2013, we had $2.2 billion of lines of credit with the Bank, of which $757.3 million was outstanding.

Dividends Payable—Affiliates

Dividends payable to affiliates was $32.1 million at June 30, 2013, and represented dividends declared during second quarter 2013, payable primarily to Wachovia Preferred Holding, but not paid until July 2013.

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

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Commercial:
Commercial and industrial	$84,512	99,207	1.7	1.6
Secured by real estate	2,167,014	2,534,064	3.4	3.5
Total commercial	2,251,526	2,633,271	3.3	3.5
Consumer:
Real estate 1-4 family first mortgage	8,531,288	8,137,597	20.9	20.2
Real estate 1-4 family junior lien mortgage	2,429,744	2,779,606	17.0	17.1

Total consumer	10,961,032	10,917,203	20.0	19.4

Total loans	$13,212,558	13,550,474	17.2	16.3

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

Table 3: Loan Portfolio by Geography

	June 30, 2013
		Real estate	Real estate
		1-4 family	1-4 family		% of
	Total	first	junior lien		total
(in thousands)	commercial	mortgage	mortgage	Total	loans

California	$537,751	1,138,323	35,428	1,711,502	13%
Florida	219,505	917,749	314,929	1,452,183	11
New Jersey	183,719	668,717	466,247	1,318,683	10
Pennsylvania	28,592	890,263	373,859	1,292,714	10
North Carolina	213,817	748,197	183,488	1,145,502	9
All other states	1,068,142	4,168,039	1,055,793	6,291,974	47

Total loans	$2,251,526	8,531,288	2,429,744	13,212,558	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 4 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten and diversified. Our credit risk management process for this portfolio primarily focuses on customers’ ability to repay the loan through their cash flows. A portion of the loans in our C&I portfolio are unsecured with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry

	June 30, 2013
		% of
		total
(in thousands)	C&I loans	C&I loans

Real estate lessor	$24,111	29%
Public administration	15,233	18
Food and beverage	14,750	18
Healthcare	4,253	5
Leasing	4,233	5
Rubber & plastic	2,000	2
Industrial equipment	1,886	2
Non-residential construction	1,800	2
Investors	1,150	1
Other	15,096	18

Total	$84,512	100%

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

Table 5: CSRE Loans by State and Property Type

	June 30, 2013
		% of
		total
(in thousands)	CSRE loans	CSRE loans

By state:
California	$537,811	25%
North Carolina	213,613	10
Florida	190,291	9
Georgia	148,165	7
New Jersey	140,683	6
All other states	936,451	43

Total	$2,167,014	100%

By property type:
Office buildings	$789,945	36%
Warehouses	348,163	16
Shopping centers	232,302	11
Retail establishments (restaurants, stores)	216,483	10
5+ multifamily residences	141,287	7
Manufacturing plants	137,257	6
Real estate collateral pool	84,140	4
Motels/hotels	66,008	3
Institutional	42,813	2
Commercial/industrial (non-residential)	28,739	1
Churches, synagogues, mosques and temples	19,692	1
Research and development	19,145	1
Other	41,040	2

Total	$2,167,014	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The distribution of real estate 1-4 family mortgages, which includes first and junior liens, by state and the related combined loan-to-value (CLTV) ratio are presented in Table 6. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. For more information on our participation in the U.S. Treasury’s Making Home Affordable (MHA) programs, see the “Risk Management –

Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2012 Form 10-K.

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

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	June 30, 2013
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Pennsylvania	$1,264,122	69%
Florida	1,232,678	76
California	1,173,751	54
New Jersey	1,134,964	73
North Carolina	931,685	69
All other states	5,223,832	70

Total	$10,961,032

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

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

Table 7 summarizes delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses.

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balance		or more past due		Quarter ended
(in thousands)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012 (2)	Sept. 30, 2012 (2)	June 30, 2012

New Jersey	$464,381	531,622	5.00%	5.38	3.54	3.78	3.99	7.68	3.21
Pennsylvania	372,037	428,841	3.44	3.88	1.85	1.70	3.50	4.47	2.62
Florida	314,264	357,586	3.71	5.15	4.99	6.48	5.84	8.26	6.54
Virginia	242,928	277,294	3.49	3.40	1.35	3.15	3.40	4.97	3.15
North Carolina	182,397	208,315	4.47	4.17	2.93	1.94	4.71	6.53	3.46
Other	843,295	963,944	3.38	3.61	2.66	2.69	4.48	6.70	3.43

Total	$2,419,302	2,767,602	3.84	4.21	2.90	3.22	4.32	6.56	3.64

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $10,442 thousand at June 30, 2013 and $12,004 thousand at December 31, 2012.
(2)	Reflects the impact of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off;
•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or
•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2013	2013	2012	2012	2012

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	10,263	18,856	16,270	24,054	22,353

Total commercial	10,263	18,856	16,270	24,054	22,353

Consumer:
Real estate 1-4 family first mortgage	312,821	320,508	306,922	313,389	233,500
Real estate 1-4 family junior lien mortgage	112,794	120,276	129,251	142,896	136,609

Total consumer (1)	425,615	440,784	436,173	456,285	370,109

Total nonaccrual loans	435,878	459,640	452,443	480,339	392,462

Foreclosed assets	4,671	7,401	7,792	10,282	10,999

Total nonperforming assets	$440,549	467,041	460,235	490,621	403,461

As a percentage of total loans	3.33%	3.73	3.40	4.08	3.32

(1)	Includes $115.0 million, $108.4 million, $77.8 million and $87.7 million at June 30 and March 31, 2013 and December 31 and September 30, 2012, respectively, resulting from the OCC guidance issued in third quarter 2012, which requires performing consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Total NPAs were $440.5 million (3.33% of total loans) at June 30, 2013, and decreased $26.5 million in second quarter 2013. Changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan stays on nonaccrual status. Table 9 provides an analysis of the changes in nonaccrual loans.

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2013	2013	2012	2012	2012

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	3,580	3,632	3,593	3,696	5,134

Total commercial TDRs	3,580	3,632	3,593	3,696	5,134

Consumer TDRs:
Real estate 1-4 family first mortgage	371,457	367,005	345,640	320,821	206,720
Real estate 1-4 family junior lien mortgage	134,269	138,508	135,029	136,316	108,726
Trial modifications	23,976	21,654	20,183	22,300	22,875

Total consumer TDRs (1)	529,702	527,167	500,852	479,437	338,321

Total TDRs	$533,282	530,799	504,445	483,133	343,455

TDRs on nonaccrual status	$233,814	230,913	222,448	234,310	96,465
TDRs on accrual status	299,468	299,886	281,997	248,823	246,990

Total TDRs	$533,282	530,799	504,445	483,133	343,455

(1)	Includes loans discharged in bankruptcy of $158.7 million, $146.2 million, $132.0 million and $120.7 million at June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.

Table 11: Analysis of Changes in TDRs

	Quarter ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2013	2013	2012	2012	2012

Commercial TDRs:
Balance, beginning of quarter	$3,632	3,593	3,696	5,134	2,664
Inflows	39	366	-	74	2,505
Outflows	(91)	(327)	(103)	(1,512)	(35)

Balance, end of quarter	3,580	3,632	3,593	3,696	5,134

Consumer TDRs:
Balance, beginning of quarter	527,167	500,852	479,437	338,321	332,878
Inflows (1)	26,039	47,574	61,212	155,557	19,722
Outflows:
Charge-offs (2)	(13,365)	(10,695)	(28,094)	(5,161)	(7,693)
Foreclosures (2)	(42)	(1,040)	(386)	-	(749)
Payments, sales and other (3)	(12,419)	(10,995)	(9,200)	(8,705)	(5,031)
Net change in trial modifications (4)	2,322	1,471	(2,117)	(575)	(806)

Total outflows	(23,504)	(21,259)	(39,797)	(14,441)	(14,279)

Balance, end of quarter	529,702	527,167	500,852	479,437	338,321

Total TDRs	$533,282	530,799	504,445	483,133	343,455

(1)	Includes loans discharged in bankruptcy of $10.0 million, $16.1 million, $6.8 million and $120.7 million for the quarters ended June 30 and March 31, 2013, and December 31 and September 30, 2012, respectively. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Fourth quarter 2012 charge-off and foreclosure outflows reflect the resolution of certain loans discharged in bankruptcy that were initially reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(3)	Payment, sales, and other outflows reflect pay downs, sales and normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification for the quarters ended June 30 and March 31, 2013, and December 31, September 30 and June 30, 2012, as a result of being refinanced or restructured as new loans.
(4)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Recorded investment of loans modified in TDRs is provided in Table 10. Table 11 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. We may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan. The allowance for loan losses for TDRs was $140.7 million and $103.5 million at June 30, 2013 and December 31, 2012, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial

Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.

In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $5.8 million, $6.8 million, $7.0 million, $6.6 million and $8.4 million at June 30 and March 31, 2013, December 31, September 30 and June 30, 2012, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These

PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Loans 90 days or more past due and still accruing at June 30, 2013, were down $11.1 million from December 31, 2012, predominantly due to continued credit quality improvement during first half of 2013 as the overall financial condition of businesses and consumers strengthened and the housing market in many areas of the nation improved. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
(in thousands)	2013	2013	2012	2012	2012

Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	-	-	4,455	-	-

Total commercial	-	-	4,455	-	-

Consumer:
Real estate 1-4 family first mortgage	14,157	18,665	18,382	14,502	16,343
Real estate 1-4 family junior lien mortgage	4,504	5,354	6,940	7,813	5,327

Total consumer	18,661	24,019	25,322	22,315	21,670

Total	$18,661	24,019	29,777	22,315	21,670

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	June 30,		March 31,		December 31,		September 30,		June 30,
	2013		2013		2012		2012		2012
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$565	0.10%	$237	0.04%	$(1,337)	(0.21)%	$1,461	0.40%	$187	0.06%
Consumer:
Real estate 1-4 family first mortgage	15,103	0.78	17,008	0.88	25,395	1.38	17,791	0.93	14,327	0.73
Real estate 1-4 family junior lien mortgage	18,107	2.88	21,339	3.21	31,110	4.30	50,548	6.52	28,613	3.62

Total consumer (2)	33,210	1.29	38,347	1.48	56,505	2.21	68,339	2.55	42,940	1.56

Total	$33,775	1.07%	$38,584	1.20%	$55,168	1.73%	$69,800	2.30%	$43,127	1.41%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.
(2)	The quarters ended December 31, 2012 and September 30, 2012 include $17.5 million and $28.6 million, respectively, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in second quarter 2013 were $33.8 million (1.07% of average total loans outstanding) compared with $43.1 million (1.41%) in second quarter 2012.

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

The provision for credit losses was $46.1 million in second quarter 2013 and $27.9 million in second quarter 2012. Although outstanding loan balances increased from March 31, 2013, the allowance for credit losses as a percentage of total loans declined reflecting continuing credit improvement and increases in home prices. In addition, the second quarter 2012 provision reflected a $15.2 million allowance release (the amount by which net charge-offs exceeded the provision for credit losses).

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

We believe the allowance for credit losses of $291.9 million at June 30, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examinations processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012

Components:
Allowance for loan losses	$291,429	281,548	309,220	278,056	292,780
Allowance for unfunded credit commitments	508	508	384	582	258

Allowance for credit losses	$291,937	282,056	309,604	278,638	293,038

Allowance for loan losses as a percentage of total loans	2.21%	2.25	2.28	2.31	2.41
Allowance for loan losses as a percentage of annualized net charge-offs	215.12	179.93	140.89	100.13	168.79
Allowance for credit losses as a percentage of total loans	2.21	2.25	2.28	2.32	2.41
Allowance for credit losses as a percentage of total nonaccrual loans	66.98	61.36	68.43	58.01	74.67

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 24% of our loan portfolio consisted of variable rate loans at June 30, 2013. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At June 30, 2013, approximately 76% of our loans had fixed interest rates. Such loans increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At June 30, 2013, 29% of our assets had variable interest rates and could be expected to reprice with changes in interest rates. At June 30, 2013, our liabilities were 6% of our assets, while stockholders’ equity was 94% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the lines of credit with the Bank as a short-term liquidity source. At June 30, 2013, there was $757.3 million outstanding on our lines of credit.

Wachovia Funding’s primary liquidity needs are to pay operating expenses, fund our lending commitments, purchase loans as the underlying loans mature or repay, and pay dividends. Operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital, while funding commitments and the acquisition of additional participation interests in loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to holders of our common stock. We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under generally accepted accounting principles.

To the extent that we determine that additional funding is required, we could issue additional common or preferred stock, subject to any pre-approval rights of our shareholders or raise funds through debt financings, retention of cash flows or a combination of these methods. We do not have and do not anticipate having any material capital expenditures in the foreseeable future. We believe our existing sources of liquidity are sufficient to meet our funding needs. However, any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, and must take into account taxes that would be imposed on undistributed income.

At June 30, 2013, our liabilities consisted of the lines of credit with the Bank, dividends payable to affiliates and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the Certificate of Designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022.

Prior to that date, among other things, if regulators adopt capital standards that do not permit Wells Fargo or the Bank to treat our Series A preferred securities as Tier 1 capital, we may determine to redeem the Series A preferred securities, as provided in the Series A Certificate of Designation.

In July 2013, the Board of Governors of the FRB and the OCC, approved final rules, which substantially amend the risk-based capital rules for banks. The capital rules implement in the U.S. the Basel III regulatory capital reforms (Basel III), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. Based on our interpretation of the final rules, pending publication in the Federal Register, we believe the Wachovia Funding Series A preferred securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules. Under the Certificate of Designation for the Series A preferred securities, upon receipt by us of an opinion of counsel confirming this interpretation, a Regulatory Capital Event will have occurred and we can elect to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption. Because Wachovia Funding is a subsidiary of the Bank, redemption of the Series A preferred securities is subject to prior OCC approval. See also “Risk Factors” and “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our allowance for credit losses to cover future credit losses; our net interest income, including our expectation that we expect continued pressure on average yield on total interest-earning assets; expectations regarding loan purchases and pay downs; future capital expenditures; future capital distributions; the expected outcome and impact of the final Basel III capital rules, the possibility of the Series A preferred securities no longer constituting Tier 1 capital of Wells Fargo or the Bank, and the possibility of a Regulatory Capital Event; the expected outcome and impact of legal, regulatory and legislative developments; and Wachovia Funding’s plans, objectives and strategies.

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

•

losses relating to natural disasters, including as to our consumer and commercial loan portfolios, the extent of damage or loss to our collateral for loans in our portfolios or the unavailability of adequate insurance coverage or government assistance for our borrowers;

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ repayment of our loan participations;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the availability and cost of both credit and capital;

•	investor sentiment and confidence in the financial markets;

•	our reputation and the reputation of Wells Fargo and the Bank;
•	the impact of current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Act and related regulations and Basel III;

•	changes in accounting standards, rules and interpretations;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

•

a failure in or breach of our, the Bank’s or Wells Fargo’s operational or security systems or infrastructure, or those of third party vendors and other security providers, including as a result of cyber attacks; and

•	the other factors described in “Risk Factors” in the 2012 Form 10-K and this Report.

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

Risk Factors

An investment in Wachovia Funding involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of other risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in Wachovia Funding, we refer you to the “Risk Factors” section in our 2012 Form 10-K.

In addition, the following risk factor supplements and restates the risk factor captioned “Changes to regulatory capital standards, if adopted, may cause our Series A preferred securities to be redeemed early” set forth on page 36 of our 2012 Form 10-K and should be read in conjunction with the other risk factors in our 2012 Form 10-K.

Changes to regulatory capital standards may cause our Series A preferred securities to be redeemed early. Except in certain circumstances, our Series A preferred securities may not be redeemed prior to December 31, 2022. Prior to that date, if among other things, regulators adopt capital standards such that the Series A preferred securities no longer constitute Tier 1 capital for Wells Fargo or the Bank, we may determine to redeem the Series A preferred securities, as provided in our certificate of incorporation.

In July 2013, the Board of Governors of the FRB and the OCC, approved final rules, which substantially amend the risk-based capital rules for banks. The capital rules implement in the U.S. the Basel III regulatory capital reforms (Basel III), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. Based on our interpretation of the final rules, pending publication in the Federal Register, we believe the Wachovia Funding Series A preferred securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules. Under the Certificate of Designation for the Series A preferred securities, upon receipt by us of an opinion of counsel confirming this interpretation, a Regulatory Capital Event will have occurred and we can elect to redeem the Series A preferred securities. Although any such redemption must be in whole for a redemption price of $25.00 per Series A preferred security, plus all authorized, declared but unpaid dividends to the date of redemption, such event may have an adverse effect on the trading price for the Series A preferred securities. Because Wachovia Funding is a subsidiary of the Bank, redemption of the Series A preferred securities is subject to prior OCC approval. See also “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

Controls and Procedures

Disclosure Controls and Procedures

Wachovia Funding’s management evaluated the effectiveness, as of June 30, 2013, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of June 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2013 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended June 30,		Six months ended June 30,

(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income	$196,187	225,510	396,370	442,426
Interest expense	45	-	398	-

Net interest income	196,142	225,510	395,972	442,426
Provision for credit losses	46,145	27,915	59,272	79,174

Net interest income after provision for credit losses	149,997	197,595	336,700	363,252

Noninterest income
Gain on interest rate swaps	-	26	-	82
Other	137	457	324	761

Total noninterest income	137	483	324	843

Noninterest expense
Loan servicing costs	9,284	10,744	18,992	21,548
Management fees	1,644	1,920	3,340	3,852
Foreclosed assets	3,612	2,331	7,039	4,671
Other	630	957	1,121	1,794

Total noninterest expense	15,170	15,952	30,492	31,865

Income before income tax expense	134,964	182,126	306,532	332,230
Income tax expense	130	139	258	228

Net income	134,834	181,987	306,274	332,002
Comprehensive income	134,834	181,987	306,274	332,002
Dividends on preferred stock	45,720	48,148	91,734	97,734

Net income applicable to common stock	$89,114	133,839	214,540	234,268

Per common share information
Earnings per common share	$0.89	1.34	2.15	2.34
Diluted earnings per common share	0.89	1.34	2.15	2.34
Dividends declared per common share	$1.75	1.53	3.80	3.03
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,
(in thousands, except shares)	2013	2012

Assets
Cash and cash equivalents	$853,067	642,946
Loans, net of unearned income	13,212,558	13,550,474
Allowance for loan losses	(291,429)	(309,220)

Net loans	12,921,129	13,241,254

Accounts receivable - affiliates, net	135,359	131,216
Other assets	49,065	53,369

Total assets	$13,958,620	14,068,785

Liabilities
Lines of credit with Bank	$757,294	745,016
Dividends payable - affiliates	32,122	-
Other liabilities	20,589	26,898

Total liabilities	810,005	771,914

Stockholders’ Equity
Preferred stock	743	743
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,043,812	14,026,608
Retained earnings (deficit)	(896,940)	(731,480)

Total stockholders’ equity	13,148,615	13,296,871

Total liabilities and stockholders’ equity	$13,958,620	14,068,785

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	332,002	332,002
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.29 per share	-	-	-	(11,773)	(11,773)
Series C preferred securities at $13.87 per share	-	-	-	(58,734)	(58,734)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.03 per share	-	-	-	(303,000)	(303,000)

Balance, June 30, 2012	$743	1,000	14,026,608	(594,640)	13,433,711

Balance, December 31, 2012	$743	1,000	14,026,608	(731,480)	13,296,871

Net income	-	-	-	306,274	306,274
Cash dividends
Series A preferred securities at $0.91 per share	-	-	-	(27,188)	(27,188)
Series B preferred securities at $0.27 per share	-	-	-	(10,626)	(10,626)
Series C preferred securities at $12.73 per share	-	-	-	(53,881)	(53,881)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $3.80 per share	-	-	-	(380,000)	(380,000)
Contribution of common shares	-	-	17,204	-	17,204

Balance, June 30, 2013	$743	1,000	14,043,812	(896,940)	13,148,615

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income	$306,274	332,002
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on loans	(42,283)	(75,565)
Provision for credit losses	59,272	79,174
Deferred income tax benefits	-	(9,327)
Other operating activities, net	2,825	3,471
Net cash provided by operating activities	326,088	329,755
Cash flows from investing activities:
Increase (decrease) in cash realized from:
Loans:
Purchases	(1,827,357)	(1,293,386)
Proceeds from payments and sales	2,125,126	1,648,467
Interest rate swaps	-	35,326
Net cash provided by investing activities	297,769	390,407
Cash flows from financing activities:
Increase (decrease) in cash realized from:
Draws on line of credit with Bank	785,157	-
Repayments of line of credit with Bank	(772,879)	-
Collateral held on interest rate swaps	-	(34,260)
Cash dividends paid	(426,014)	(352,586)

Net cash used by financing activities	(413,736)	(386,846)

Net change in cash and cash equivalents	210,121	333,316
Cash and cash equivalents at beginning of period	642,946	1,186,165
Cash and cash equivalents at end of period	$853,067	1,519,481
Supplemental cash flow disclosures:
Cash paid for income taxes	$-	5,500
Change in non cash items:
Transfers from loans to foreclosed assets	5,782	11,780

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 in our Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). There were no material changes to these policies in the first half of 2013. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2). Actual results could differ from those estimates.

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

Subsequent Events

We have evaluated the effects of events that have occurred subsequent to period end June 30, 2013, and there have been no material events that would require recognition in our second quarter 2013 consolidated financial statements or disclosure in the Notes to the financial statements, other than the approval by federal banking agencies of risk-based capital rules in July 2013, as discussed in Note 4.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding acquires participation interests in loans originated or purchased by the Bank. To maintain Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in California, Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 53% of Wachovia Funding’s total loan portfolio at June 30, 2013.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $411.2 million and $472.9 million at June 30, 2013 and December 31, 2012, respectively, largely for unamortized discounts and premiums.

(in thousands)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$84,512	99,207
Secured by real estate	2,167,014	2,534,064

Total commercial	2,251,526	2,633,271
Consumer:
Real estate 1-4 family first mortgage	8,531,288	8,137,597
Real estate 1-4 family junior lien mortgage	2,429,744	2,779,606

Total consumer	10,961,032	10,917,203

Total loans	$13,212,558	13,550,474

The following table summarizes the proceeds paid (including accrued interest receivable of $5.3 million in the second quarter and first half of 2013, and $1.2 million and

$4.1 million in the second quarter and first half of 2012, respectively) or received from the Bank for purchases and sales of loans, respectively.

	2013			2012

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,
Purchases	$-	1,827,357	1,827,357	-	349,877	349,877
Sales	-	(4,841)	(4,841)	-	(11,753)	(11,753)

Six months ended June 30,
Purchases	$-	1,827,357	1,827,357	-	1,293,386	1,293,386
Sales	-	(10,414)	(10,414)	(900)	(28,065)	(28,965)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at June 30, 2013 and December 31, 2012 was $403.3 million and $312.5 million, respectively.

Allowance for Credit Losses (ACL)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,

(in thousands)	2013	2012	2013	2012

Balance, beginning of period	$282,056	310,113	309,604	313,928
Provision for credit losses	46,145	27,915	59,272	79,174
Interest income on certain impaired loans (1)	(2,489)	(1,863)	(4,580)	(3,764)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Secured by real estate	(584)	(193)	(837)	(445)
Total commercial	(584)	(193)	(837)	(445)

Consumer:
Real estate 1-4 family first mortgage	(17,010)	(15,168)	(34,835)	(38,492)
Real estate 1-4 family junior lien mortgage	(21,705)	(31,449)	(45,832)	(63,871)

Total consumer	(38,715)	(46,617)	(80,667)	(102,363)
Total loan charge-offs	(39,299)	(46,810)	(81,504)	(102,808)

Loan recoveries:
Commercial:
Commercial and industrial	-	-	-	-
Secured by real estate	19	6	35	10
Total commercial	19	6	35	10
Consumer:
Real estate 1-4 family first mortgage	1,907	841	2,724	1,300
Real estate 1-4 family junior lien mortgage	3,598	2,836	6,386	5,198
Total consumer	5,505	3,677	9,110	6,498
Total loan recoveries	5,524	3,683	9,145	6,508

Net loan charge-offs	(33,775)	(43,127)	(72,359)	(96,300)

Balance, end of period	$291,937	293,038	291,937	293,038

Components:
Allowance for loan losses	$291,429	292,780	291,429	292,780
Allowance for unfunded credit commitments	508	258	508	258
Allowance for credit losses	$291,937	293,038	291,937	293,038
Net loan charge-offs (annualized) as a percentage of average total loans	1.07%	1.41	1.14	1.58
Allowance for loan losses as a percentage of total loans	2.21	2.41	2.21	2.41
Allowance for credit losses as a percentage of total loans	2.21	2.41	2.21	2.41

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2013			2012
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended June 30,

Balance, beginning of period	$21,853	260,203	282,056	19,957	290,156	310,113
Provision for credit losses	466	45,679	46,145	1,487	26,428	27,915
Interest income on certain impaired loans	-	(2,489)	(2,489)	-	(1,863)	(1,863)

Loan charge-offs	(584)	(38,715)	(39,299)	(193)	(46,617)	(46,810)
Loan recoveries	19	5,505	5,524	6	3,677	3,683
Net loan charge-offs	(565)	(33,210)	(33,775)	(187)	(42,940)	(43,127)
Balance, end of period	$21,754	270,183	291,937	21,257	271,781	293,038

Six months ended June 30,

Balance, beginning of period	$26,046	283,558	309,604	23,091	290,837	313,928
Provision (reversal of provision) for credit losses	(3,490)	62,762	59,272	(1,399)	80,573	79,174
Interest income on certain impaired loans	-	(4,580)	(4,580)	-	(3,764)	(3,764)

Loan charge-offs	(837)	(80,667)	(81,504)	(445)	(102,363)	(102,808)
Loan recoveries	35	9,110	9,145	10	6,498	6,508
Net loan charge-offs	(802)	(71,557)	(72,359)	(435)	(95,865)	(96,300)
Balance, end of period	$21,754	270,183	291,937	21,257	271,781	293,038

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

June 30, 2013

Collectively evaluated (1)	$16,561	131,581	148,142	2,237,389	10,387,545	12,624,934
Individually evaluated (2)	5,193	138,602	143,795	9,556	529,703	539,259
Purchased credit-impaired (PCI) (3)	-	-	-	4,581	43,784	48,365
Total	$21,754	270,183	291,937	2,251,526	10,961,032	13,212,558

December 31, 2012

Collectively evaluated (1)	$16,219	181,107	197,326	2,611,746	10,368,082	12,979,828
Individually evaluated (2)	9,827	102,451	112,278	15,434	500,852	516,286
PCI (3)	-	-	-	6,091	48,269	54,360
Total	$26,046	283,558	309,604	2,633,271	10,917,203	13,550,474

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly Statement of Financial Accounting Standards (FAS) 5), and pursuant to amendments by Accounting Standards Update (ASU) 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly Statement of Position 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and use such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2013.

COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Generally, commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total

June 30, 2013

By risk category:
Pass	$84,512	2,068,005	2,152,517
Criticized	-	99,009	99,009

Total commercial loans	$84,512	2,167,014	2,251,526

December 31, 2012

By risk category:
Pass	$98,395	2,412,569	2,510,964
Criticized	812	121,495	122,307

Total commercial loans	$99,207	2,534,064	2,633,271

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Secured by real estate	Total

June 30, 2013

By delinquency status:
Current-29 days past due (DPD) and still accruing	$84,512	2,156,518	2,241,030
30-89 DPD and still accruing	-	233	233
90+ DPD and still accruing	-	-	-
Nonaccrual loans	-	10,263	10,263

Total commercial loans	$84,512	2,167,014	2,251,526

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$99,207	2,512,524	2,611,731
30-89 DPD and still accruing	-	815	815
90+ DPD and still accruing	-	4,455	4,455
Nonaccrual loans	-	16,270	16,270

Total commercial loans	$99,207	2,534,064	2,633,271

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

June 30, 2013

By delinquency status:
Current - 29 DPD	$8,248,169	2,336,415	10,584,584
30-59 DPD	60,915	29,627	90,542
60-89 DPD	34,440	15,716	50,156
90-119 DPD	24,290	10,437	34,727
120-179 DPD	29,378	14,149	43,527
180+ DPD	143,752	24,371	168,123
Remaining PCI accounting adjustments	(9,656)	(971)	(10,627)

Total consumer loans	$8,531,288	2,429,744	10,961,032

December 31, 2012

By delinquency status:
Current - 29 DPD	$7,828,564	2,661,528	10,490,092
30-59 DPD	71,969	36,427	108,396
60-89 DPD	40,411	22,331	62,742
90-119 DPD	29,805	14,476	44,281
120-179 DPD	30,645	22,085	52,730
180+ DPD	146,293	23,517	169,810
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

June 30, 2013

By updated FICO:
< 600	$545,370	259,151	804,521
600-639	358,470	161,836	520,306
640-679	634,704	275,073	909,777
680-719	1,201,104	419,061	1,620,165
720-759	1,624,892	498,384	2,123,276
760-799	2,749,448	538,697	3,288,145
800+	1,333,869	264,446	1,598,315
No FICO available	93,087	14,067	107,154
Remaining PCI accounting adjustments	(9,656)	(971)	(10,627)

Total consumer loans	$8,531,288	2,429,744	10,961,032

December 31, 2012

By updated FICO:
< 600	$491,057	313,648	804,705
600-639	325,524	173,130	498,654
640-679	611,895	302,895	914,790
680-719	1,221,513	452,768	1,674,281
720-759	1,630,309	575,418	2,205,727
760-799	2,446,778	636,079	3,082,857
800+	1,271,774	310,009	1,581,783
No FICO available	148,837	16,417	165,254
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

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

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. LTV does not necessarily reflect the likelihood of performance of a given loan, but does provide an indication of collateral value. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

June 30, 2013

By LTV/CLTV:
0-60%	$3,784,672	512,928	4,297,600
60.01-80%	2,942,848	517,814	3,460,662
80.01-100%	1,183,686	580,532	1,764,218
100.01-120% (1)	390,913	451,912	842,825
> 120% (1)	190,362	363,921	554,283
No LTV/CLTV available	48,463	3,608	52,071
Remaining PCI accounting adjustments	(9,656)	(971)	(10,627)

Total consumer loans	$8,531,288	2,429,744	10,961,032

December 31, 2012

By LTV/CLTV:
0-60%	$3,420,971	579,292	4,000,263
60.01-80%	2,642,888	591,307	3,234,195
80.01-100%	1,338,223	639,891	1,978,114
100.01-120% (1)	441,791	498,614	940,405
> 120% (1)	244,398	434,238	678,636
No LTV/CLTV available	59,416	37,022	96,438
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	10,263	16,270

Total commercial	10,263	16,270

Consumer:
Real estate 1-4 family first mortgage	312,821	306,922
Real estate 1-4 family junior lien mortgage	112,794	129,251

Total consumer	425,615	436,173

Total nonaccrual loans
(excluding PCI)	$435,878	452,443

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $5.8 million at June 30, 2013, and $7.0 million at December 31, 2012, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	June 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	-	4,455

Total commercial	-	4,455

Consumer:
Real estate 1-4 family first mortgage	14,157	18,382
Real estate 1-4 family junior lien mortgage	4,504	6,940

Total consumer	18,661	25,322

Total past due (excluding PCI)	$18,661	29,777

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $24.0 million at June 30, 2013, and $20.2 million at December 31, 2012.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

June 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	15,644	9,556	9,556	5,194

Total commercial	15,644	9,556	9,556	5,194

Consumer:
Real estate 1-4 family first mortgage	475,428	390,057	280,144	79,338
Real estate 1-4 family junior lien mortgage	156,358	139,646	119,622	59,263

Total consumer	631,786	529,703	399,766	138,601

Total impaired loans (excluding PCI)	$647,430	539,259	409,322	143,795

December 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	18,697	15,434	15,434	9,827

Total commercial	18,697	15,434	15,434	9,827
Consumer:
Real estate 1-4 family first mortgage	439,213	361,162	262,803	53,539
Real estate 1-4 family junior lien mortgage	156,186	139,690	119,078	48,912

Total consumer	595,399	500,852	381,881	102,451

Total impaired loans (excluding PCI)	$614,096	516,286	397,315	112,278

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	-	-	-	-	-	-
Secured by real estate	12,582	34	19,285	5	13,039	246	17,782	52
Total commercial	12,582	34	19,285	5	13,039	246	17,782	52
Consumer:
Real estate 1-4 family first mortgage	385,190	7,430	215,653	3,390	376,556	14,017	209,490	6,199
Real estate 1-4 family junior lien mortgage	140,753	2,535	115,802	1,634	140,273	5,446	114,489	3,278

Total consumer (1)	525,943	9,965	331,455	5,024	516,829	19,463	323,979	9,477

Total impaired loans	$538,525	9,999	350,740	5,029	529,868	19,709	341,761	9,529

Interest income:
Cash basis of accounting		$4,240		402		8,571		461
Other (2)		5,759		4,627		11,138		9,068

Total interest income		$9,999		5,029		19,709		9,529

(1)	Quarter and six months ended June 30, 2013, reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value
(2)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

TROUBLED DEBT RESTRUCTURINGS (TDRS) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.

We may require some borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program – HAMP) and junior lien (i.e. Second Lien Modification Program – 2MP) mortgage loans.

At June 30, 2013, the loans in trial modification period were $9.0 million under HAMP, $2.0 million under 2MP and $13.0 million under proprietary programs, compared with $8.8 million, $2.2 million and $9.2 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $10.1 million at June 30, 2013, and $9.2 million at December 31, 2012, were accruing loans and $13.9 million and $11.0 million, respectively, were nonaccruing loans. Our recent experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other Interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended June 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	39	-	39	-	2.00	39

Total commercial	-	39	-	39	-	2.00	39

Consumer:
Real estate 1-4 family first mortgage	5,703	8,196	12,930	26,829	1,925	3.35	12,454
Real estate 1-4 family junior lien mortgage	1,322	3,050	8,852	13,224	590	5.17	3,930
Trial modifications (6)	-	-	2,835	2,835	-	-	-

Total consumer	7,025	11,246	24,617	42,888	2,515	3.79	16,384

Total	$7,025	11,285	24,617	42,927	2,515	3.78%	$16,423

Quarter ended June 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	-	2,360	2,360	-	-	-

Total commercial	-	-	2,360	2,360	-	-	-

Consumer:
Real estate 1-4 family first mortgage	3,010	8,463	5,873	17,346	1,259	3.42	11,085
Real estate 1-4 family junior lien mortgage	762	4,777	1,257	6,796	93	5.24	5,469
Trial modifications (6)	-	-	1,106	1,106	-	-	-

Total consumer	3,772	13,240	8,236	25,248	1,352	4.02	16,554

Total	$3,772	13,240	10,596	27,608	1,352	4.02%	$16,554

(continued on the following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other interest rate concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Six month ended June 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	200	206	406	-	1.04	200

Total commercial	-	200	206	406	-	1.04	200

Consumer:
Real estate 1-4 family first mortgage	11,486	18,566	45,495	75,547	4,236	3.28	26,978
Real estate 1-4 family junior lien mortgage	2,976	6,593	27,852	37,421	1,176	5.12	8,781
Trial modifications (6)	-	-	4,268	4,268	-	-	-

Total consumer	14,462	25,159	77,615	117,236	5,412	3.73	35,759

Total	$14,462	25,359	77,821	117,642	5,412	3.72%	$35,959

Six months ended June 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	-	3,737	3,737	-	-	-

Total commercial	-	-	3,737	3,737	-	-	-

Consumer:
Real estate 1-4 family first mortgage	5,847	16,834	12,192	34,873	3,066	3.57	21,670
Real estate 1-4 family junior lien mortgage	1,254	9,774	2,708	13,736	166	5.66	10,958
Trial modifications (6)	-	-	17,230	17,230	-	-	-

Total consumer	7,101	26,608	32,130	65,839	3,232	4.27	32,628

Total	$7,101	26,608	35,867	69,576	3,232	4.27%	$32,628

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified in the current reporting period, which total $16.4 million and $4.4 million for the second quarters of 2013 and 2012 and $42.9 million and $9.9 million for the first half of 2013 and 2012, respectively.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other interest rate concessions include loans modified to an interest rate that is not commensurate with the credit risk, even though the rate may have been increased. These modifications would include renewals, term extensions and other interest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Quarter and six months ended June 30, 2013, include $8.5 million and $27.0 million, respectively, of consumer loans discharged in bankruptcy. The OCC guidance issued in third quarter 2012 requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $2.2 million and $1.0 million for the second quarters of 2013 and 2012, and $4.2 million and $3.0 million for the first half of 2013 and 2012, respectively.
(5)	Reflects the effect of reduced interest rates to loans with a principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that became permanent in the current period.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We report these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Total commercial	$-	-	-	-

Consumer:
Real estate 1-4 family first mortgage	2,751	4,577	3,626	6,576
Real estate 1-4 family junior lien mortgage	409	1,015	992	2,367

Total consumer	3,160	5,592	4,618	8,943

Total	$3,160	5,592	4,618	8,943

Note 3: Fair Values of Assets and Liabilities

As of June 30, 2013, assets and liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, we did not elect fair value option for any financial instruments as permitted in ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total

June 30, 2013

Financial assets:

Cash and cash equivalents (1)	$853,067	853,067	-	-	853,067
Loans, net (2)	12,921,129	-	-	14,061,136	14,061,136

Financial liabilities:

Lines of credit with Bank (1)	757,294	-	757,294	-	757,294

December 31, 2012

Financial assets:

Cash and cash equivalents (1)	$642,946	642,946	-	-	642,946
Loans, net (2)	13,241,254	-	-	14,575,463	14,575,463

Financial liabilities:

Lines of credit with Bank (1)	745,016	-	745,016	-	745,016

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Carrying amount reflects unearned income of $411.2 million and $472.9 million and allowance for loan losses of $291.4 million and $309.2 million at June 30, 2013 and December 31, 2012, respectively.

Note 4: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. To remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	June 30, 2013 and December 31, 2012
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

In the event that Wachovia Funding is liquidated or dissolved, the holders of the preferred securities will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred securities rank on parity with Series B and Series D preferred securities and senior to the common stock and Series C preferred securities. In the event that a supervisory event occurs in which the Bank is placed into conservatorship or receivership, the Series A and Series B preferred securities are exchangeable into certain preferred stock of Wells Fargo.

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

In July 2013, the Board of Governors of the Federal Reserve System (FRB) and the OCC, approved final rules, which substantially amend the risk-based capital rules for banks. The capital rules implement in the U.S. the Basel III regulatory capital reforms (Basel III), comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. Based on our interpretation of the final rules, pending publication in the Federal Register, we believe the Wachovia Funding Series A preferred securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules. Under the Certificate of Designation for the Series A preferred securities, upon receipt by us of an opinion of counsel confirming this interpretation, a Regulatory Capital Event will have occurred and we can elect to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption. Because Wachovia Funding is a subsidiary of the Bank, redemption of the Series A preferred securities is subject to prior OCC approval.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Income statement data
Interest income:
Accretion of discounts on loans, net	$24,173	44,343	47,307	82,614
Interest on deposits (1)	776	947	1,240	1,571
Total interest income	24,949	45,290	48,547	84,185
Interest expense	45	-	398	-
Loan servicing costs	9,267	10,720	18,957	21,516
Management fees	1,644	1,920	3,340	3,852

(1)	The second quarter and first half of 2012 included $405 thousand and $626 thousand, respectively, from interest rate swaps.

(in thousands)	June 30, 2013	Dec. 31, 2012
Balance sheet related data
Loan purchases (year-to-date) (1)	$1,827,357	4,397,812
Loan sales (year-to-date)	(10,414)	(58,375)
Foreclosed asset sales (year-to-date)	(4,589)	(12,438)
Deposits	853,067	642,946
Lines of credit with Bank	757,294	745,016
Dividends payable—affiliates	32,122	-
Accounts receivable—affiliates, net	135,359	131,216

(1)	Includes accrued interest, see Note 2 for additional details.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are reflected as loans in the accompanying consolidated financial statements) to and from the Bank or its affiliates. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. In second quarter 2013, we purchased $1.8 billion of consumer loans from the Bank or its affiliates.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees for second quarter and six months ended June 30, 2013 and 2012 were calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

Foreclosed Assets We sell foreclosed assets to the Bank from time to time at fair value.

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

Dividends Payable – Affiliates Represents dividends declared in second quarter 2013, payable primarily to Wachovia Preferred Holding, but not paid until July 2013.

Contribution of Common Shares During second quarter 2013, Wachovia Funding received a contribution of 1 share of the common stock of Wachovia Real Estate Investment Corp. (WREIC) and 18 shares of the common stock of Wachovia Preferred Realty, LLC (WPR) with a value of $17.2 million from Wachovia Preferred Holding. We did not pay Wachovia Preferred Holding for these contributed assets, nor did we issue additional shares; these contributions were recorded as an increase to additional paid-in-capital. Following the contribution, WREIC and WPR are wholly owned by Wachovia Funding.

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

It em 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item 2 pursuant to Item 703 of Regulation S-K regarding issuer repurchases of equity securities is not applicable since we do not have a program providing for the repurchase of our securities.

Item 6.    Exhibits

(a)      Exhibits

Exhibit No.

(12)(a)	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computation of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Wells Fargo & Company Supplementary Consolidating Financial Information (Unaudited).

(101)	XBRL Instance Document

(101)	XBRL Taxonomy Extension Schema Document

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

Dated: August 8, 2013	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)