Form 10-Q
period 2013-09-30
WACHOVIA PREFERRED FUNDING CORP
filed 2013-11-07
CIK 1188382

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 99,999,900 shares of the registrant’s common stock outstanding.

FORM 10-Q

CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION

Summary Financial Data

	Quarter ended			% Change Sept. 30, 2013 from		Nine months ended
(in thousands, except per share data)	Sept. 30 2013	June 30, 2013	Sept. 30 2012	June 30, 2013	Sept. 30 2012	Sept. 30 2013	Sept. 30 2012	% Change

For the period
Net income	$192,423	134,834	138,990	43%	38	$498,697	470,992	6%
Net income applicable to common stock	146,854	89,114	90,980	65	61	361,394	325,248	11
Diluted earnings per common share	1.47	0.89	0.91	65	62	3.61	3.25	11
Profitability ratios (annualized)
Return on average assets	5.47%	3.90	4.06	40	35	4.81%	4.61	4
Return on average stockholders’ equity	5.79	4.08	4.09	42	42	5.04	4.65	8
Average stockholders’ equity to average assets	94.49	95.43	99.29	(1)	(5)	95.44	99.13	(4)
Common dividend payout ratio (1)	47.67	196.38	183.56	(76)	(74)	124.52	144.50	(14)
Dividend coverage ratio (2)	1,020.22	713.74	718.05	43	42	879.58	807.79	9
Total revenue	$197,723	196,279	213,378	1	(7)	$594,019	656,647	(10)
Average loans	13,025,264	12,651,249	12,090,692	3	8	12,892,565	12,203,841	6
Average assets	13,958,772	13,874,576	13,610,250	1	3	13,870,413	13,645,041	2
Net interest margin	5.63%	5.66	6.19	(1)	(9)	5.72%	6.35	(10)
Net loan charge-offs	$24,123	33,775	69,800	(29)	(65)	$96,482	166,100	(42)
As a percentage of average total loans (annualized)	0.73%	1.07	2.30	(32)	(68)	1.00%	1.82	(45)

At period end
Loans, net of unearned income	$13,174,815	13,212,558	12,032,760	-	9	$13,174,815	12,032,760	9
Allowance for loan losses	253,782	291,429	278,056	(13)	(9)	253,782	278,056	(9)
As a percentage of total loans	1.93%	2.21	2.31	(13)	(16)	1.93%	2.31	(16)
Assets	$13,983,572	13,958,620	13,432,409	-	4	$13,983,572	13,432,409	4
Total stockholders’ equity	13,225,469	13,148,615	13,357,691	1	(1)	13,225,469	13,357,691	(1)
Total nonaccrual loans and foreclosed assets	435,121	440,549	490,621	(1)	(11)	435,121	490,621	(11)
As a percentage of total loans	3.30%	3.33	4.08	(1)	(19)	3.30%	4.08	(19)
Loans 90 days or more past due and still accruing (3)	$15,089	18,661	22,315	(19)	(32)	$15,089	22,315	(32)

(1)	Dividends declared per common share as a percentage of earnings per common share.
(2)	The dividend coverage ratio reflects the extent that funds from operations (defined as net income, as adjusted for depreciation of real or personal property used to generate income and gains and losses on the sale of real estate) exceed dividends on the Series A preferred securities and parity preferred securities. With respect to dividends, the Series A preferred securities rank on parity with the Series B and Series D preferred securities. The certificates of designation for these securities limit, among other matters, our ability to pay dividends on our common stock or other junior securities or make any payment of interest or principal on our lines of credit with the Bank if the dividend coverage ratio for the last four quarters is less than 150%.
(3)	The carrying value of PCI loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

This Quarterly Report on Form 10-Q, including the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings/preferred-funding.

“Wachovia Funding”, “we”, “our” and “us” refer to Wachovia Preferred Funding Corp. “Wachovia Preferred Holding” refers to Wachovia Preferred Funding Holding Corp., the “Bank” refers to Wells Fargo Bank, National Association including predecessor entities, “Wachovia” refers to Wachovia Corporation, a North Carolina corporation, and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

Overview

Wachovia Funding is engaged in acquiring, holding and managing domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for income tax purposes. As of September 30, 2013, we had $14.0 billion in assets, which included $13.2 billion in loans.

We are a direct subsidiary of Wachovia Preferred Holding and an indirect subsidiary of Wells Fargo and the Bank. At September 30, 2013, the Bank was considered “well-capitalized” under risk-based capital guidelines issued by federal banking regulators.

REIT Tax Status

For the tax year ended December 31, 2012, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, with the exception of the income of our taxable REIT subsidiary, we will not be subject to federal income tax on net income. For the period ended September 30, 2013, we believe that we continued to satisfy each of these requirements and therefore continued to qualify as a REIT. We continue to monitor each of these complex tests.

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

Financial Performance

We earned $192.4 million in third quarter 2013, or $1.47 diluted earnings per common share, compared with $139.0 million, or $0.91 per common share, in third quarter 2012. For the first nine months of 2013, our net income was $498.7 million, or $3.61 per common share, compared with $471.0 million, or $3.25 per common share a year ago. The increase in net income for the third quarter and first nine months of 2013 compared with 2012 was primarily attributable to a lower provision for credit losses.

Loans

Total loans, which consist of loan participation interests, were $13.2 billion at September 30, 2013, compared with $13.6 billion at December 31, 2012. Loans represented approximately 94% and 96% of assets at September 30, 2013 and December 31, 2012, respectively. Annualized loan pay-downs and pay-offs represented 32.7% and 26.9% of loan balances during third quarter 2013 and 2012, respectively. We reinvested loan pay-downs by purchasing $1.1 billion and $2.9 billion of consumer loans in third quarter and the first nine months of 2013, respectively, from the Bank. In 2012 we reinvested loan pay-downs by purchasing $751.8 million of commercial loans in third quarter 2012, as well as $1.3 billion of consumer loans earlier that year from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels by purchasing loans, management may request our board of directors to consider a return of capital to holders of our common stock.

Purchased credit-impaired (PCI) loans represented less than 1 percent of total loans at both September 30, 2013 and December 31, 2012. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K for additional information.

Credit quality continued to improve during third quarter 2013 reflecting the benefit of an improving economy:

•

net charge-offs were $24.1 million and $96.5 million in third quarter and first nine months 2013 (0.73% and 1.00% of average loans), compared with $69.8 million and $166.1 million in third quarter and first nine months 2012 (2.30% and 1.82% of average loans);

•	nonperforming assets were $435.1 million at September 30, 2013, compared with $460.2 million at December 31, 2012; and
•	loans 90 days or more past due and still accruing were $15.1 million at September 30, 2013, compared with $29.8 million at December 31, 2012.

See “– Risk Management – Credit Risk Management” section in this Report for more information.

Capital Distributions

Dividends declared to holders of our preferred securities totaled $45.6 million and $137.3 million for the third quarter and first nine months of 2013, which included $13.6 million and $40.8 million, respectively, in dividends paid on our Series A preferred securities held by non-affiliated investors.

Distributions on preferred stock were $48.0 million and $145.7 million for the third quarter and first nine months of 2012, which included $13.6 million and $40.8 million, respectively, in dividends on our Series A preferred securities.

Distributions made to holders of our common stock totaled $70.0 million and $450.0 million for the third quarter and first nine months of 2013. Distributions made to holders of our common stock totaled $167.0 million and $470.0 million for the third quarter and first nine months of 2012.

Regulatory Capital

On November 5, 2013, we issued a notice to the holders of the Series A preferred securities that we have elected to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption, January 2, 2014. The Certificate of Designation for the Series A preferred securities permits the redemption because we have concluded, and received an opinion of counsel confirming, that the securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules approved by the Board of Governors of the Federal Reserve System (FRB) and the OCC that substantially amend the risk-based capital rules for banks. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. In accordance with the terms of the Series A preferred securities, we have obtained prior approval from the OCC to redeem the Series A preferred securities because Wachovia Funding is a subsidiary of the Bank. See also “Risk Factors” and “Note 4

(Common and Preferred Stock)” to Financial Statements in this Report.

Earnings Performance

Net Income

We earned net income of $192.4 million and $139.0 million in third quarter 2013 and 2012, respectively. For the first nine months of 2013, net income was $498.7 million, compared with $471.0 million a year ago. The increase in net income for the third quarter and first nine months of 2013 compared with 2012 was primarily due to a lower provision for credit losses.

Net Interest Income

Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on draws on our lines of credit with the Bank. Net interest margin is the average yield on earning assets less the average interest rate paid for funding. Net interest income was $197.5 million in third quarter 2013 compared with $212.8 million a year ago. Net interest income was $593.4 million in the first nine months of 2013 compared with $655.2 million a year ago. Net interest margin was 5.63% in third quarter 2013 compared with 6.19% a year ago. Net interest margin was 5.72% in the first nine months of 2013 compared with 6.35% a year ago. The decrease in net interest income and net interest margin was due primarily to lower yields on interest-earning assets.

The average yield on total interest-earning assets was 5.64% in third quarter 2013 compared with 6.19% a year ago. The average yield on total interest-earning assets for the first nine months of 2013 was 5.73% compared with 6.35% for the first nine months of 2012. The decrease in the average yield for both the third quarter and first nine months of 2013 resulted partially from continued declines in discount accretion on purchased consumer loans. Interest income included net discount accretion of $24.9 million and $35.5 million in third quarter 2013 and 2012, respectively, and $72.2 million and $118.1 million in the first nine months of 2013 and 2012, respectively. The decrease in net discount accretion was primarily driven by decreased loan pay-downs and pay-offs on those loans purchased at a discount as well as an increase in amortization of purchase premiums associated with recent loan purchases. Additionally, the reinvestment of higher yielding consumer loan pay-downs and pay-offs into lower yielding assets contributed to the decrease in average yield.

We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment. We also expect to recognize less discount accretion due to the passage of time from when the loans purchased at a higher discount were acquired and recent purchases having premiums or lower purchase discounts. Wachovia Funding has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be impacted by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management—Asset/Liability

Management—Interest Rate Risk” section in this Report for more information on interest rates and interest income.

Wachovia Funding and its subsidiaries have $2.2 billion of lines of credit with the Bank. At September 30, 2013, the outstanding balance under the lines of credit was $749.5 million. We borrow on our lines of credit to fund loan purchases from time to time. Interest expense related to borrowings on the lines of credit was $396 thousand in third quarter 2013 and $794 thousand in the first nine months of 2013 on year-to-date average borrowings of $279.3 million at a weighted average rate of 0.38%. During the third quarter and first nine months of 2012, Wachovia Funding had no amount outstanding on its lines of credit and therefore did not incur interest expense.

Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Net Interest Income

	Quarter ended Sept. 30,
	2013			2012

(in thousands)	Average balance	Interest income/ expense	Yields/ rates	Average balance	Interest income/ expense	Yields/ rates

Earning assets
Commercial loans	$2,188,793	13,938	2.53%	$1,435,440	8,797	2.44%
Real estate 1-4 family	10,836,471	183,342	6.73	10,655,252	202,980	7.59
Interest-bearing deposits in banks and other interest-earning assets	924,303	591	0.25	1,613,019	1,031	0.25

Total interest-earning assets	$13,949,567	197,871	5.64%	$13,703,711	212,808	6.19%

Funding sources
Lines of credit with Bank	$413,444	396	0.38%	$-	-	-%

Total interest-bearing liabilities	$413,444	396	0.38%	$-	-	-%

Net interest margin and net interest income on a tax-equivalent basis		$197,475	5.63%		$212,808	6.19%

	Nine months ended Sept. 30,
	2013			2012

Earning assets
Commercial loans	$2,344,673	44,529	2.54%	$1,310,089	23,649	2.41%
Real estate 1-4 family	10,547,892	547,882	6.94	10,893,752	628,986	7.71
Interest-bearing deposits in banks and other interest-earning assets	963,887	1,831	0.25	1,581,122	2,602	0.22

Total interest-earning assets	$13,856,452	594,242	5.73%	$13,784,963	655,237	6.35%

Funding sources
Lines of credit with Bank	$279,344	794	0.38%	$-	-	-%

Total interest-bearing liabilities	$279,344	794	0.38%	$-	-	-%

Net interest margin and net interest income on a tax-equivalent basis		$593,448	5.72%		$655,237	-6.35%

Provision for Credit Losses

Third quarter 2013 reversal of provision for credit losses was $11.9 million compared with provision for credit losses of $57.2 million a year ago. The provision for credit losses was $47.3 million and $136.4 million in the first nine months of 2013 and 2012, respectively. The lower level of provision in the third quarter and first nine months of 2013 primarily reflected an allowance release from decreased net charge-offs and continued improvement in delinquency and related loss estimates due to strong underlying credit performance and improving home prices and market fundamentals. For additional information on the allowance for credit losses, please see “Balance Sheet Analysis—Allowance for Loan Losses” and “Risk Management—Credit Risk Management—Allowance for Credit Losses” sections in this Report.

Noninterest Expense

Noninterest expense in third quarter 2013 was $17.1 million, compared with $17.0 million in third quarter 2012. Noninterest expense was $47.6 million and $48.9 million in the first nine months of 2013 and 2012, respectively. Noninterest expense primarily consisted of loan servicing costs, management fees, and foreclosed assets expense.

Loan servicing costs were $9.0 million in third quarter 2013 compared with $10.3 million in third quarter 2012.

Loan servicing costs were $28.0 million and $31.9 million for the first nine months of 2013 and 2012, respectively. The decrease in these costs reflected an increased percentage of commercial loans within our loan portfolio, as commercial loans have lower servicing rates than consumer loans. Additionally, servicing rates were lower on recent consumer loan purchases.

Management fees were $1.7 million in third quarter 2013, compared with $2.0 million in third quarter 2012. Management fees totaled $5.1 million and $5.8 million in the first nine months of 2013 and 2012, respectively. Management fees represent reimbursements made to the Bank for general overhead expenses incurred on our behalf. The decreases in management fees related to a decrease in the rates of certain technology system and support expenses.

Foreclosed assets expense was $5.7 million in third quarter 2013 compared with $4.1 million in third quarter 2012. Foreclosed assets expense was $12.8 million and $8.7 million in the first nine months of 2013 and 2012, respectively. The increases are due to higher costs of maintaining our foreclosed assets. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Income Tax Expense

Income tax expense, which is based on the pre-tax income of Wachovia Preferred Realty, LLC (WPR), our taxable REIT subsidiary, was $131 thousand and $135 thousand in third quarter 2013 and 2012, respectively. Income tax expense was $389 thousand and $363 thousand in the first nine months of 2013 and 2012, respectively. WPR holds certain cash investments and previously held certain interest rate swaps.

Balance Sheet Analysis

Total Assets

Our assets predominantly consist of consumer and commercial loans, although we have the authority to hold assets other than loans. Total assets were $14.0 billion at September 30, 2013, and $14.1 billion at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $869.6 million at September 30, 2013, and $642.9 million at December 31, 2012. The 2013 increase reflected increased loan pay-downs and pay-offs, net of reinvestment in loans.

Loans

Loans, net of unearned income decreased to $13.2 billion at September 30, 2013, compared with $13.6 billion at December 31, 2012, primarily reflecting pay-downs and charge-offs across the entire portfolio. We reinvested loan pay-downs by purchasing $1.1 billion of consumer loans in third quarter 2013. At September 30, 2013 and December 31, 2012, consumer loans represented 84% and 81%, respectively, of total loans and commercial loans represented the balance of our loan portfolio. To the extent we reinvest loan pay-downs or make purchases, we anticipate that we will acquire consumer and commercial loans and other REIT-eligible assets.

Allowance for Loan Losses

The allowance for loan losses decreased $55.4 million to $253.8 million at September 30, 2013, from $309.2 million at December 31, 2012. The allowance for loan losses as a percentage of total loans decreased to 1.93% at September 30, 2013, from 2.28% at December 31, 2012. The decrease in the allowance as a percentage of total loans was primarily due to lower levels of inherent credit loss in the portfolio compared with levels existing at December 31, 2012.

At September 30, 2013, the allowance for loan losses included $232.0 million for consumer loans and $21.8 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See “Risk Management—Credit Risk Management—Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable/Payable—Affiliates, Net

The accounts receivable/payable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank.

Lines of Credit with Bank

We may draw upon our lines of credit from time to time to finance certain loan purchases. At September 30, 2013, we had $2.2 billion of lines of credit with the Bank, of which

$749.5 million was outstanding. At December 31, 2012, $745.0 million was outstanding under our lines of credit.

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

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Commercial:
Commercial and industrial	$73,342	99,207	1.7	1.6
Secured by real estate	1,998,775	2,534,064	3.3	3.5

Total commercial	2,072,117	2,633,271	3.2	3.5
Consumer:
Real estate 1-4 family first mortgage	8,826,365	8,137,597	21.3	20.2
Real estate 1-4 family junior lien mortgage	2,276,333	2,779,606	16.9	17.1

Total consumer	11,102,698	10,917,203	20.4	19.4

Total loans	$13,174,815	13,550,474	17.7	16.3

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

Table 3: Loan Portfolio by Geography

	September 30, 2013
		Real estate	Real estate
		1-4 family	1-4 family		% of
	Total	first	junior lien		total
(in thousands)	commercial	mortgage	mortgage	Total	loans

California	$505,967	942,158	31,917	1,480,042	11%
Florida	204,425	960,431	297,144	1,462,000	11
New Jersey	176,686	636,061	439,548	1,252,295	10
Pennsylvania	20,338	867,407	348,422	1,236,167	9
North Carolina	202,025	731,534	171,139	1,104,698	8
All other states	962,676	4,688,774	988,163	6,639,613	51

Total loans	$2,072,117	8,826,365	2,276,333	13,174,815	100%

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

Table 4: Commercial and Industrial Loans by Industry

	September 30, 2013
		% of
		total
(in thousands)	C&I loans	C&I loans

Real estate lessor	$25,488	35%
Public administration	15,696	21
Food and beverage	12,011	16
Healthcare	4,088	6
Leasing	1,320	2
Other	14,739	20

Total	$73,342	100%

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

Table 5: CSRE Loans by State and Property Type

	September 30, 2013
		% of
		total
(in thousands)	CSRE loans	CSRE loans

By state:
California	$506,006	25%
North Carolina	201,879	10
Florida	177,455	9
Georgia	145,471	7
New Jersey	133,185	7
All other states	834,779	42

Total	$1,998,775	100%

By property type:
Office buildings	$741,731	37%
Warehouses	280,394	14
Shopping centers	229,879	12
Retail establishments (restaurants, stores)	200,216	10
5+ multifamily residences	134,821	7
Manufacturing plants	134,630	7
Real estate collateral pool	84,516	4
Motels/hotels	58,275	3
Institutional	41,221	2
Commercial/industrial (non-residential)	21,574	1
Churches, synagogues, mosques and temples	19,185	1
Research and development	18,414	1
Other	33,919	1

Total	$1,998,775	100%

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

We monitor the credit performance of our mortgage portfolio for trends and factors that influence the frequency and severity of loss. In third quarter 2012 we aligned our nonaccrual and troubled debt reclassification policies in accordance with guidance in the Office of the Comptroller of the Currency (OCC) update to the Bank Accounting Advisory Series (OCC guidance), which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value and classified as nonaccrual TDRs, regardless of their delinquency status.

Table 6: Real Estate 1-4 Family Mortgage Loans by State and CLTV

	September 30, 2013
	Real estate	Current
	1-4 family	CLTV
(in thousands)	mortgage	ratio (1)

Florida	$1,257,574	71%
Pennsylvania	1,215,829	67
New Jersey	1,075,609	70
California	974,076	53
North Carolina	902,673	66
All other states	5,676,937	66

Total	$11,102,698

(1)	Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

HOME EQUITY PORTFOLIOS Our home equity portfolio includes real estate 1-4 family junior lien mortgages secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between five to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss.

Table 7 summarizes delinquency and loss rates by state for our home equity portfolio, which reflected the largest portion of our credit losses.

Table 7: Home Equity Portfolio (1)

			% of loans two payments		Loss rate (annualized)
	Outstanding balance		or more past due		Quarter ended
(in thousands)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012 (2)	Sept. 30, 2012 (2)

New Jersey	$437,986	531,622	5.64%	5.38	2.60	3.54	3.78	3.99	7.68
Pennsylvania	346,865	428,841	4.01	3.88	1.80	1.85	1.70	3.50	4.47
Florida	296,523	357,586	4.28	5.15	3.05	4.99	6.48	5.84	8.26
Virginia	226,087	277,294	3.55	3.40	1.84	1.35	3.15	3.40	4.97
North Carolina	170,020	208,315	4.66	4.17	2.03	2.93	1.94	4.71	6.53
Other	789,451	963,944	3.48	3.61	2.22	2.66	2.69	4.48	6.70

Total	$2,266,932	2,767,602	4.18	4.21	2.29	2.90	3.22	4.32	6.56

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $9,401 thousand at September 30, 2013 and $12,004 thousand at December 31, 2012.
(2)	Reflects the impact of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be written down to net realizable collateral value, regardless of their delinquency status.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;
•	part of the principal balance has been charged off;
•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or
•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2013	2013	2013	2012	2012

Nonaccrual loans:
Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	9,279	10,263	18,856	16,270	24,054

Total commercial	9,279	10,263	18,856	16,270	24,054

Consumer:
Real estate 1-4 family first mortgage	308,941	312,821	320,508	306,922	313,389
Real estate 1-4 family junior lien mortgage	112,352	112,794	120,276	129,251	142,896

Total consumer	421,293	425,615	440,784	436,173	456,285

Total nonaccrual loans	430,572	435,878	459,640	452,443	480,339

Foreclosed assets	4,549	4,671	7,401	7,792	10,282

Total nonperforming assets	$435,121	440,549	467,041	460,235	490,621

As a percentage of total loans	3.30%	3.33	3.73	3.40	4.08

Total NPAs were $435.1 million (3.30% of total loans) at September 30, 2013, and decreased $5.4 million in third quarter 2013. Changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Also, reductions can come from borrower repayments even if the loan stays on nonaccrual status. Table 9 provides an analysis of the changes in nonaccrual loans.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2013	2013	2013	2012	2012

Commercial nonaccrual loans
Balance, beginning of quarter	$10,263	18,856	16,270	24,054	22,353
Inflows	899	-	5,653	167	3,714
Outflows	(1,883)	(8,593)	(3,067)	(7,951)	(2,013)

Balance, end of quarter	9,279	10,263	18,856	16,270	24,054

Consumer nonaccrual loans
Balance, beginning of quarter	425,615	440,784	436,173	456,285	370,109
Inflows	74,118	79,215	96,821	81,122	174,193
Outflows:
Returned to accruing	(32,705)	(35,020)	(49,077)	(42,561)	(44,316)
Foreclosures	(5,190)	(3,396)	(2,730)	(3,747)	(3,921)
Charge-offs	(19,820)	(30,276)	(30,371)	(53,227)	(36,052)
Payment, sales and other	(20,725)	(25,692)	(10,032)	(1,699)	(3,728)

Total outflows	(78,440)	(94,384)	(92,210)	(101,234)	(88,017)

Balance, end of quarter	421,293	425,615	440,784	436,173	456,285

Total nonaccrual loans	$430,572	435,878	459,640	452,443	480,339

TROUBLED DEBT RESTRUCTURINGS (TDRs)

Table 10: Troubled Debt Restructurings (TDRs)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2013	2013	2013	2012	2012

Commercial TDRs:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	5,721	3,580	3,632	3,593	3,696

Total commercial TDRs	5,721	3,580	3,632	3,593	3,696

Consumer TDRs:
Real estate 1-4 family first mortgage	380,858	371,457	367,005	345,640	320,821
Real estate 1-4 family junior lien mortgage	132,614	134,269	138,508	135,029	136,316
Trial modifications	25,777	23,976	21,654	20,183	22,300

Total consumer TDRs	539,249	529,702	527,167	500,852	479,437

Total TDRs	$544,970	533,282	530,799	504,445	483,133

TDRs on nonaccrual status	$235,958	233,814	230,913	222,448	234,310
TDRs on accrual status	309,012	299,468	299,886	281,997	248,823

Total TDRs	$544,970	533,282	530,799	504,445	483,133

Table 11: Analysis of Changes in TDRs

	Quarter ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2013	2013	2013	2012	2012

Commercial TDRs:
Balance, beginning of quarter	$3,580	3,632	3,593	3,696	5,134
Inflows	2,880	39	366	-	74
Outflows	(739)	(91)	(327)	(103)	(1,512)

Balance, end of quarter	5,721	3,580	3,632	3,593	3,696

Consumer TDRs:
Balance, beginning of quarter	529,702	527,167	500,852	479,437	338,321
Inflows	28,922	26,039	47,574	61,212	155,557
Outflows:
Charge-offs (1)	(6,272)	(13,365)	(10,695)	(28,094)	(5,161)
Foreclosures (1)	(542)	(42)	(1,040)	(386)	-
Payments, sales and other (2)	(14,362)	(12,419)	(10,995)	(9,200)	(8,705)
Net change in trial modifications (3)	1,801	2,322	1,471	(2,117)	(575)

Total outflows	(19,375)	(23,504)	(21,259)	(39,797)	(14,441)

Balance, end of quarter	539,249	529,702	527,167	500,852	479,437

Total TDRs	$544,970	533,282	530,799	504,445	483,133

(1)	Fourth quarter 2012 charge-off and foreclosure outflows reflect the resolution of certain loans discharged in bankruptcy that were initially reported as TDRs in accordance with the OCC guidance starting in third quarter 2012.
(2)	Payments, sales, and other outflows reflect pay downs, sales and normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification for the quarters ended September 30, June 30 and March 31, 2013, and December 31 and September 30, 2012, as a result of being refinanced or restructured as new loans.
(3)	Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) do not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

Recorded investment of loans modified in TDRs is provided in Table 10. Table 11 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified. We may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan. The allowance for loan losses for TDRs was $138.9 million and $103.5 million at September 30, 2013 and December 31, 2012, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial

Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.

In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.7 million, $5.8 million, $6.8 million, $7.0 million and $6.6 million at September 30, June 30 and March 31, 2013, December 31 and September 30, 2012, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due.

These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Loans 90 days or more past due and still accruing at September 30, 2013, were down $14.7 million from December 31, 2012, predominantly due to continued credit quality improvement during the nine months ended September 30, 2013 due to improving economic conditions, including home price appreciation. Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
(in thousands)	2013	2013	2013	2012	2012

Commercial:
Commercial and industrial	$-	-	-	-	-
Secured by real estate	-	-	-	4,455	-

Total commercial	-	-	-	4,455	-

Consumer:
Real estate 1-4 family first mortgage	10,295	14,157	18,665	18,382	14,502
Real estate 1-4 family junior lien mortgage	4,794	4,504	5,354	6,940	7,813

Total consumer	15,089	18,661	24,019	25,322	22,315

Total	$15,089	18,661	24,019	29,777	22,315

NET CHARGE-OFFS

Table 13: Net Charge-offs

	Quarter ended
	September 30,		June 30,		March 31,		December 31,		September 30,
	2013		2013		2013		2012		2012
	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of	Net loan	% of
	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.	charge-	avg.
($ in thousands)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)	offs	loans (1)

Total commercial	$(252)	(0.05)%	$565	0.10%	$237	0.04%	$(1,337)	(0.21)%	$1,461	0.40%
Consumer:
Real estate 1-4 family first mortgage	10,926	0.51	15,103	0.78	17,008	0.88	25,395	1.38	17,791	0.93
Real estate 1-4 family junior lien mortgage	13,449	2.28	18,107	2.88	21,339	3.21	31,110	4.30	50,548	6.52

Total consumer (2)	24,375	0.89	33,210	1.29	38,347	1.48	56,505	2.21	68,339	2.55

Total	$24,123	0.73%	$33,775	1.07%	$38,584	1.20%	$55,168	1.73%	$69,800	2.30%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.
(2)	The quarters ended December 31, 2012 and September 30, 2012 include $17.5 million and $28.6 million, respectively, resulting from the implementation of OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be placed on nonaccrual status and written down to net realizable collateral value, regardless of their delinquency status.

Table 13 presents net charge-offs for the current and previous four quarters. Net charge-offs in third quarter 2013 were $24.1 million (0.73% of average total loans outstanding) compared with $69.8 million (2.30%) in third quarter 2012.

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

Third quarter 2013 reversal of provision for credit losses was $11.9 million compared with provision for credit losses of $57.2 million in third quarter 2012. The third quarter 2013 provision reflected a $36.1 million allowance release (the amount by which net charge-offs exceeded the provision) compared with a $12.6 million allowance release for third quarter 2012. The first nine months of 2013 reflected a $49.2 million allowance release, compared with an allowance release of $29.7 million a year ago. The decline in the allowance for credit losses reflects continued improvement in consumer loss severity, delinquency trends and improved portfolio performance, particularly in residential real estate primarily as a result of continued improvement in the housing market.

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

We believe the allowance for credit losses of $254.2 million at September 30, 2013, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examinations processes. Due to the sensitivity of the allowance for credit losses to changes in the economy and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2012 Form 10-K. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

Table 14 presents an analysis of the allowance for credit losses for the last five quarters.

Table 14: Allowance for Credit Losses

(in thousands)	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012

Components:
Allowance for loan losses	$253,782	291,429	281,548	309,220	278,056
Allowance for unfunded credit commitments	440	508	508	384	582

Allowance for credit losses	$254,222	291,937	282,056	309,604	278,638

Allowance for loan losses as a percentage of total loans	1.93%	2.21	2.25	2.28	2.31
Allowance for loan losses as a percentage of annualized net charge-offs	265.17	215.12	179.93	140.89	100.13
Allowance for credit losses as a percentage of total loans	1.93	2.21	2.25	2.28	2.32
Allowance for credit losses as a percentage of total nonaccrual loans	59.04	66.98	61.36	68.43	58.01

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.

INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 27% of our loan portfolio consisted of variable rate loans at September 30, 2013. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets.

At September 30, 2013, approximately 73% of our loans had fixed interest rates. Such loans increase our interest rate risk. We monitor the rate sensitivity of assets acquired. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets.

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

At September 30, 2013, 31% of our assets had variable interest rates and could be expected to reprice with changes in interest rates. At September 30, 2013, our liabilities were 5% of our assets, while stockholders’ equity was 95% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan purchases. Depending upon the timing of the loan purchases, we may draw on the lines of credit with the Bank as a short-term liquidity source. At September 30, 2013, there was $749.5 million outstanding on our lines of credit.

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

At September 30, 2013, our liabilities consisted of the lines of credit with the Bank and other liabilities. Our certificate of incorporation does not contain any limitation on the amount or percentage of debt, funded or otherwise, we may incur, except the incurrence of debt for borrowed money or our guarantee of debt for borrowed money in excess of amounts borrowed or guaranteed. However, the Certificate of Designation for our Series A preferred securities contains a covenant in which we agree not to incur indebtedness over 20% of our stockholders’ equity unless approved by two-thirds of the Series A preferred securities, voting as a separate class.

On November 5, 2013, we issued a notice to the holders of the Series A preferred securities that we have elected to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption, January 2, 2014. The Certificate of Designation for the Series A preferred securities permits the redemption because we have concluded, and received an opinion of counsel confirming, that the securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules approved by the FRB and the OCC that substantially amend the risk-based capital rules for banks. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. In accordance with the terms of the Series A preferred securities, we have obtained prior approval from the OCC to redeem the Series A preferred securities because Wachovia Funding is a subsidiary of the Bank. See also “Risk Factors” and “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of Wachovia Funding; expectations for consumer and commercial credit losses, life-of-loan losses, and the sufficiency of our allowance for credit losses to cover future credit losses; our net interest income, including our expectation for continued pressure on average yield on total interest-earning assets; expectations regarding loan purchases and pay downs; future capital expenditures; future capital distributions; the expected outcome and impact of legal, regulatory and legislative developments; and Wachovia Funding’s plans, objectives and strategies.

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

In addition, the following risk factor replaces the risk factor captioned “Changes to regulatory capital standards may cause our Series A preferred securities to be redeemed early” set forth on page 24 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and should be read in conjunction with the other risk factors in our 2012 Form 10-K.

We have elected to redeem our Series A preferred securities early due to changes in regulatory capital standards, which may have an adverse effect on the trading price for the Series A preferred securities. On November 5, 2013, we issued a notice to the holders of the Series A preferred securities that we have elected to redeem the Series A preferred securities at the redemption price of $25 per security, plus authorized, declared, but unpaid dividends to the date of redemption, January 2, 2014. The Certificate of Designation for the Series A preferred securities permits the redemption because we have concluded, and received an opinion of counsel confirming, that the securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules approved by the FRB and the OCC that substantially amend the risk-based capital rules for banks. On and after the redemption date, the Series A preferred securities will no longer be outstanding, dividends will cease to accrue, and all rights of the Series A preferred securities shall terminate except for the right to receive the redemption price. See also “Note 4 (Common and Preferred Stock)” to Financial Statements in this Report.

Controls and Procedures

Disclosure Controls and Procedures

Wachovia Funding’s management evaluated the effectiveness, as of September 30, 2013, of disclosure controls and procedures. Wachovia Funding’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that Wachovia Funding’s disclosure controls and procedures were effective as of September 30, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2013 that has materially affected, or is reasonably likely to materially affect, Wachovia Funding’s internal control over financial reporting.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Income (Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income	$197,871	212,806	594,241	655,232
Interest expense	396	-	794	-

Net interest income	197,475	212,806	593,447	655,232
Provision (reversal of provision) for credit losses	(11,945)	57,228	47,327	136,402

Net interest income after provision for credit losses	209,420	155,578	546,120	518,830

Noninterest income
Gain on interest rate swaps	-	-	-	82
Other	248	572	572	1,333

Total noninterest income	248	572	572	1,415

Noninterest expense
Loan servicing costs	9,016	10,332	28,008	31,880
Management fees	1,713	1,985	5,053	5,837
Foreclosed assets	5,713	4,069	12,752	8,740
Other	672	639	1,793	2,433

Total noninterest expense	17,114	17,025	47,606	48,890

Income before income tax expense	192,554	139,125	499,086	471,355
Income tax expense	131	135	389	363

Net income	192,423	138,990	498,697	470,992
Comprehensive income	192,423	138,990	498,697	470,992
Dividends on preferred stock	45,569	48,010	137,303	145,744

Net income applicable to common stock	$146,854	90,980	361,394	325,248

Per common share information
Earnings per common share	$1.47	0.91	3.61	3.25
Diluted earnings per common share	1.47	0.91	3.61	3.25
Dividends declared per common share	$0.70	1.67	4.50	4.70
Average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9
Diluted average common shares outstanding	99,999.9	99,999.9	99,999.9	99,999.9

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	Sept. 30,	Dec. 31,
(in thousands, except shares)	2013	2012

Assets
Cash and cash equivalents	$869,563	642,946
Loans, net of unearned income	13,174,815	13,550,474
Allowance for loan losses	(253,782)	(309,220)

Net loans	12,921,033	13,241,254

Accounts receivable - affiliates, net	145,966	131,216
Other assets	47,010	53,369

Total assets	$13,983,572	14,068,785

Liabilities
Lines of credit with Bank	$749,548	745,016
Other liabilities	8,555	26,898

Total liabilities	758,103	771,914

Stockholders’ Equity
Preferred stock	743	743
Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 99,999,900 shares	1,000	1,000
Additional paid-in capital	14,043,812	14,026,608
Retained earnings (deficit)	(820,086)	(731,480)

Total stockholders’ equity	13,225,469	13,296,871

Total liabilities and stockholders’ equity	$13,983,572	14,068,785

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity

Balance, December 31, 2011	$743	1,000	14,026,608	(525,908)	13,502,443

Net income	-	-	-	470,992	470,992
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.44 per share	-	-	-	(17,500)	(17,500)
Series C preferred securities at $20.65 per share	-	-	-	(87,424)	(87,424)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $4.70 per share	-	-	-	(470,000)	(470,000)

Balance, September 30, 2012	$743	1,000	14,026,608	(670,660)	13,357,691

Balance, December 31, 2012	$743	1,000	14,026,608	(731,480)	13,296,871

Net income	-	-	-	498,697	498,697
Cash dividends
Series A preferred securities at $1.36 per share	-	-	-	(40,781)	(40,781)
Series B preferred securities at $0.40 per share	-	-	-	(15,887)	(15,887)
Series C preferred securities at $19.04 per share	-	-	-	(80,596)	(80,596)
Series D preferred securities at $42.50 per share	-	-	-	(39)	(39)
Common stock at $4.50 per share	-	-	-	(450,000)	(450,000)
Contribution of common shares	-	-	17,204	-	17,204

Balance, September 30, 2013	$743	1,000	14,043,812	(820,086)	13,225,469

The accompanying notes are an integral part of these statements.

Financial Statements

Wachovia Preferred Funding Corp. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income	$498,697	470,992
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and other valuation adjustments on loans	(64,292)	(107,916)
Provision for credit losses	47,327	136,402
Deferred income tax benefits	-	(9,327)
Other operating activities, net	(5,689)	(6,328)
Net cash provided by operating activities	476,043	483,823
Cash flows from investing activities:
Increase (decrease) in cash realized from:
Loans:
Purchases	(2,887,878)	(2,045,150)
Proceeds from payments and sales	3,221,223	2,472,139
Interest rate swaps	-	35,326
Net cash provided by investing activities	333,345	462,315
Cash flows from financing activities:
Increase (decrease) in cash realized from:
Draws on line of credit with Bank	1,535,105	-
Repayments of line of credit with Bank	(1,530,573)	-
Collateral held on interest rate swaps	-	(34,260)
Cash dividends paid	(587,303)	(567,734)

Net cash used by financing activities	(582,771)	(601,994)

Net change in cash and cash equivalents	226,617	344,144
Cash and cash equivalents at beginning of period	642,946	1,186,165
Cash and cash equivalents at end of period	$869,563	1,530,309
Supplemental cash flow disclosures:
Cash paid for income taxes	$-	10,500
Change in non cash items:
Transfers from loans to foreclosed assets	10,696	16,350

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

The accounting and reporting policies of Wachovia Funding are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 in our Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). There were no material changes to these policies in the first nine months of 2013. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2). Actual results could differ from those estimates.

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

Subsequent Events

We have evaluated the effects of events that have occurred subsequent to period end September 30, 2013, and there have been no material events that would require recognition in our third quarter 2013 consolidated financial statements. On November 5, 2013, we elected to redeem the Series A preferred securities and issued a redemption notice to the holders. See Note 4 to the financial statements for further discussion of this subsequent event.

Note 2: Loans and Allowance for Credit Losses

Wachovia Funding acquires participation interests in loans originated or purchased by the Bank. To maintain Wachovia Funding’s status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are concentrated primarily in California, Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 49% of

Wachovia Funding’s total loan portfolio at September 30, 2013.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $395.6 million and $472.9 million at September 30, 2013 and December 31, 2012, respectively, which were substantially all unamortized discounts and premiums.

(in thousands)	Sept. 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$73,342	99,207
Secured by real estate	1,998,775	2,534,064

Total commercial	2,072,117	2,633,271
Consumer:
Real estate 1-4 family first mortgage	8,826,365	8,137,597
Real estate 1-4 family junior lien mortgage	2,276,333	2,779,606

Total consumer	11,102,698	10,917,203

Total loans	$13,174,815	13,550,474

The following table summarizes the proceeds paid (including accrued interest receivable of $2.6 million and $7.9 million in the third quarter and first nine months of

2013, and $1.0 million and $5.1 million in the third quarter and first nine months of 2012, respectively) or received from the Bank for purchases and sales of loans, respectively.

	2013			2012

(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,
Purchases	$-	1,060,521	1,060,521	751,764	-	751,764
Sales	-	(3,666)	(3,666)	-	(19,641)	(19,641)

Nine months ended September 30,
Purchases	$-	2,887,878	2,887,878	751,764	1,293,386	2,045,150
Sales	-	(14,080)	(14,080)	(900)	(47,706)	(48,606)

Commitments to Lend

The contract or notional amount of commercial loan commitments to extend credit at September 30, 2013 and December 31, 2012 was $467.3 million and $312.5 million, respectively.

Allowance for Credit Losses (ACL)

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,

(in thousands)	2013	2012	2013	2012

Balance, beginning of period	$291,937	293,038	309,604	313,928
Provision (reversal of provision) for credit losses	(11,945)	57,228	47,327	136,402
Interest income on certain impaired loans (1)	(1,647)	(1,828)	(6,227)	(5,592)
Loan charge-offs:
Commercial:
Commercial and industrial	-	-	-	-
Secured by real estate	(11)	(1,461)	(848)	(1,906)
Total commercial	(11)	(1,461)	(848)	(1,906)

Consumer:
Real estate 1-4 family first mortgage	(12,962)	(18,322)	(47,797)	(56,814)
Real estate 1-4 family junior lien mortgage	(16,741)	(52,501)	(62,573)	(116,372)

Total consumer	(29,703)	(70,823)	(110,370)	(173,186)
Total loan charge-offs	(29,714)	(72,284)	(111,218)	(175,092)

Loan recoveries:
Commercial:
Commercial and industrial	-	-	-	-
Secured by real estate	263	-	298	10
Total commercial	263	-	298	10
Consumer:
Real estate 1-4 family first mortgage	2,036	531	4,760	1,831
Real estate 1-4 family junior lien mortgage	3,292	1,953	9,678	7,151
Total consumer	5,328	2,484	14,438	8,982
Total loan recoveries	5,591	2,484	14,736	8,992

Net loan charge-offs	(24,123)	(69,800)	(96,482)	(166,100)

Balance, end of period	$254,222	278,638	254,222	278,638

Components:
Allowance for loan losses	$253,782	278,056	253,782	278,056
Allowance for unfunded credit commitments	440	582	440	582
Allowance for credit losses	$254,222	278,638	254,222	278,638
Net loan charge-offs (annualized) as a percentage of average total loans	0.73%	2.30	1.00	1.82
Allowance for loan losses as a percentage of total loans	1.93	2.31	1.93	2.31
Allowance for credit losses as a percentage of total loans	1.93	2.32	1.93	2.32

(1)	Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2013			2012
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

Quarter ended September 30,

Balance, beginning of period	$21,754	270,183	291,937	21,257	271,781	293,038
Provision (reversal of provision) for credit losses	179	(12,124)	(11,945)	4,922	52,306	57,228
Interest income on certain impaired loans	-	(1,647)	(1,647)	-	(1,828)	(1,828)

Loan charge-offs	(11)	(29,703)	(29,714)	(1,461)	(70,823)	(72,284)
Loan recoveries	263	5,328	5,591	-	2,484	2,484
Net loan charge-offs	252	(24,375)	(24,123)	(1,461)	(68,339)	(69,800)
Balance, end of period	$22,185	232,037	254,222	24,718	253,920	278,638

Nine months ended September 30,

Balance, beginning of period	$26,046	283,558	309,604	23,091	290,837	313,928
Provision (reversal of provision) for credit losses	(3,311)	50,638	47,327	3,523	132,879	136,402
Interest income on certain impaired loans	-	(6,227)	(6,227)	-	(5,592)	(5,592)

Loan charge-offs	(848)	(110,370)	(111,218)	(1,906)	(173,186)	(175,092)
Loan recoveries	298	14,438	14,736	10	8,982	8,992
Net loan charge-offs	(550)	(95,932)	(96,482)	(1,896)	(164,204)	(166,100)
Balance, end of period	$22,185	232,037	254,222	24,718	253,920	278,638

The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total

September 30, 2013

Collectively evaluated (1)	$17,536	94,953	112,489	2,057,728	10,521,825	12,579,553
Individually evaluated (2)	4,649	137,084	141,733	11,788	539,249	551,037
Purchased credit-impaired (PCI) (3)	-	-	-	2,601	41,624	44,225
Total	$22,185	232,037	254,222	2,072,117	11,102,698	13,174,815

December 31, 2012

Collectively evaluated (1)	$16,219	181,107	197,326	2,611,746	10,368,082	12,979,828
Individually evaluated (2)	9,827	102,451	112,278	15,434	500,852	516,286
PCI (3)	-	-	-	6,091	48,269	54,360
Total	$26,046	283,558	309,604	2,633,271	10,917,203	13,550,474

(1)	Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly Statement of Financial Accounting Standards (FAS) 5), and pursuant to amendments by Accounting Standards Update (ASU) 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly Statement of Position 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality

We monitor credit quality by evaluating various attributes and use such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2013.

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

The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total

September 30, 2013

By risk category:
Pass	$73,342	1,903,792	1,977,134
Criticized	-	94,983	94,983

Total commercial loans	$73,342	1,998,775	2,072,117

December 31, 2012

By risk category:
Pass	$98,395	2,412,569	2,510,964
Criticized	812	121,495	122,307

Total commercial loans	$99,207	2,534,064	2,633,271

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Secured by real estate	Total

September 30, 2013

By delinquency status:
Current-29 days past due (DPD) and still accruing	$73,342	1,987,806	2,061,148
30-89 DPD and still accruing	-	1,684	1,684
90+ DPD and still accruing	-	6	6
Nonaccrual loans	-	9,279	9,279

Total commercial loans	$73,342	1,998,775	2,072,117

December 31, 2012

By delinquency status:
Current-29 DPD and still accruing	$99,207	2,512,524	2,611,731
30-89 DPD and still accruing	-	815	815
90+ DPD and still accruing	-	4,455	4,455
Nonaccrual loans	-	16,270	16,270

Total commercial loans	$99,207	2,534,064	2,633,271

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

The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2013

By delinquency status:
Current - 29 DPD	$8,542,793	2,180,769	10,723,562
30-59 DPD	72,408	28,001	100,409
60-89 DPD	32,190	17,588	49,778
90-119 DPD	21,158	10,559	31,717
120-179 DPD	30,356	14,805	45,161
180+ DPD	137,164	25,871	163,035
Remaining PCI accounting adjustments	(9,704)	(1,260)	(10,964)

Total consumer loans	$8,826,365	2,276,333	11,102,698

December 31, 2012

By delinquency status:
Current - 29 DPD	$7,828,564	2,661,528	10,490,092
30-59 DPD	71,969	36,427	108,396
60-89 DPD	40,411	22,331	62,742
90-119 DPD	29,805	14,476	44,281
120-179 DPD	30,645	22,085	52,730
180+ DPD	146,293	23,517	169,810
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total

September 30, 2013

By updated FICO:
< 600	$470,518	268,399	738,917
600-639	316,118	159,612	475,730
640-679	597,667	259,975	857,642
680-719	1,248,992	388,343	1,637,335
720-759	1,738,451	460,050	2,198,501
760-799	3,022,697	500,776	3,523,473
800+	1,369,366	227,459	1,596,825
No FICO available	72,260	12,979	85,239
Remaining PCI accounting adjustments	(9,704)	(1,260)	(10,964)

Total consumer loans	$8,826,365	2,276,333	11,102,698

December 31, 2012

By updated FICO:
< 600	$491,057	313,648	804,705
600-639	325,524	173,130	498,654
640-679	611,895	302,895	914,790
680-719	1,221,513	452,768	1,674,281
720-759	1,630,309	575,418	2,205,727
760-799	2,446,778	636,079	3,082,857
800+	1,271,774	310,009	1,581,783
No FICO available	148,837	16,417	165,254
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

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

(in thousands)	Real estate 1-4 first family mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total

September 30, 2013

By LTV/CLTV:
0-60%	$4,111,452	505,557	4,617,009
60.01-80%	3,127,261	506,657	3,633,918
80.01-100%	1,069,431	552,362	1,621,793
100.01-120% (1)	327,688	411,115	738,803
> 120% (1)	151,083	298,530	449,613
No LTV/CLTV available	49,154	3,372	52,526
Remaining PCI accounting adjustments	(9,704)	(1,260)	(10,964)

Total consumer loans	$8,826,365	2,276,333	11,102,698

December 31, 2012

By LTV/CLTV:
0-60%	$3,420,971	579,292	4,000,263
60.01-80%	2,642,888	591,307	3,234,195
80.01-100%	1,338,223	639,891	1,978,114
100.01-120% (1)	441,791	498,614	940,405
> 120% (1)	244,398	434,238	678,636
No LTV/CLTV available	59,416	37,022	96,438
Remaining PCI accounting adjustments	(10,090)	(758)	(10,848)

Total consumer loans	$8,137,597	2,779,606	10,917,203

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Sept. 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	9,279	16,270

Total commercial	9,279	16,270

Consumer:
Real estate 1-4 family first mortgage	308,941	306,922
Real estate 1-4 family junior lien mortgage	112,352	129,251

Total consumer	421,293	436,173

Total nonaccrual loans
(excluding PCI)	$430,572	452,443

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $6.7 million at September 30, 2013, and $7.0 million at December 31, 2012, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sept. 30, 2013	Dec. 31, 2012

Commercial:
Commercial and industrial	$-	-
Secured by real estate	-	4,455

Total commercial	-	4,455

Consumer:
Real estate 1-4 family first mortgage	10,295	18,382
Real estate 1-4 family junior lien mortgage	4,794	6,940

Total consumer	15,089	25,322

Total past due (excluding PCI)	$15,089	29,777

IMPAIRED LOANS The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $25.8 million at September 30, 2013, and $20.2 million at December 31, 2012.

For additional information on our impaired loans and allowance for credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2012 Form 10-K.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses

September 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	14,450	11,788	11,788	4,649

Total commercial	14,450	11,788	11,788	4,649

Consumer:
Real estate 1-4 family first mortgage	486,377	401,233	304,137	79,985
Real estate 1-4 family junior lien mortgage	153,662	138,016	118,886	57,099

Total consumer	640,039	539,249	423,023	137,084

Total impaired loans (excluding PCI)	$654,489	551,037	434,811	141,733

December 31, 2012

Commercial:
Commercial and industrial	$-	-	-	-
Secured by real estate	18,697	15,434	15,434	9,827

Total commercial	18,697	15,434	15,434	9,827
Consumer:
Real estate 1-4 family first mortgage	439,213	361,162	262,803	53,539
Real estate 1-4 family junior lien mortgage	156,186	139,690	119,078	48,912

Total consumer	595,399	500,852	381,881	102,451

Total impaired loans (excluding PCI)	$614,096	516,286	397,315	112,278

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$-	-	-	-	-	-	-	-
Secured by real estate	11,959	65	22,553	-	13,552	311	19,101	52
Total commercial	11,959	65	22,553	-	13,552	311	19,101	52
Consumer:
Real estate 1-4 family first mortgage	383,424	6,613	221,919	3,298	380,553	20,630	224,880	9,497
Real estate 1-4 family junior lien mortgage	135,586	2,597	115,363	1,160	138,693	8,043	115,259	4,438

Total consumer (1)	519,010	9,210	337,282	4,458	519,246	28,673	340,139	13,935

Total impaired loans	$530,969	9,275	359,835	4,458	532,798	28,984	359,240	13,987

Interest income:
Cash basis of accounting		$4,115		1,230		12,686		1,691
Other (2)		5,160		3,228		16,298		12,296

Total interest income		$9,275		4,458		28,984		13,987

(1)	Quarter and nine months ended September 30, 2013, reflects the impact of the OCC guidance issued in third quarter 2012, which requires consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(2)	Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

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

At September 30, 2013, the loans in trial modification period were $8.4 million under HAMP, $2.1 million under 2MP and $15.3 million under proprietary programs, compared with $8.8 million, $2.2 million and $9.2 million at December 31, 2012, respectively. Trial modifications with a recorded investment of $12.5 million at September 30, 2013, and $9.2 million at December 31, 2012, were accruing loans and $13.3 million and $11.0 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Quarter ended September 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	2,880	196	3,076	-	1.00	2,880

Total commercial	-	2,880	196	3,076	-	1.00	2,880

Consumer:
Real estate 1-4 family first mortgage	8,309	9,106	14,861	32,276	1,644	3.95	14,915
Real estate 1-4 family junior lien mortgage	1,165	3,351	5,163	9,679	536	5.23	4,484
Trial modifications (6)	-	-	3,378	3,378	-	-	-

Total consumer	9,474	12,457	23,402	45,333	2,180	4.24	19,399

Total	$9,474	15,337	23,598	48,409	2,180	3.82%	$22,279

Quarter ended September 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	-	74	74	-	-	-

Total commercial	-	-	74	74	-	-	-

Consumer:
Real estate 1-4 family first mortgage	4,725	18,818	103,935	127,478	5,557	2.83	22,974
Real estate 1-4 family junior lien mortgage	1,184	4,420	29,422	35,026	36,217	5.61	5,348
Trial modifications (6)	-	-	716	716	-	-	-

Total consumer	5,909	23,238	134,073	163,220	41,774	3.36	28,322

Total	$5,909	23,238	134,147	163,294	41,774	3.36%	$28,322

(continued on the following page)

(continued from previous page)

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)

Nine months ended September 30, 2013

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	3,080	402	3,482	-	1.00	3,080

Total commercial	-	3,080	402	3,482	-	1.00	3,080

Consumer:
Real estate 1-4 family first mortgage	19,795	27,672	60,356	107,823	5,880	3.52	41,893
Real estate 1-4 family junior lien mortgage	4,141	9,944	33,015	47,100	1,712	5.16	13,265
Trial modifications (6)	-	-	7,646	7,646	-	-	-

Total consumer	23,936	37,616	101,017	162,569	7,592	3.91	55,158

Total	$23,936	40,696	101,419	166,051	7,592	3.76%	$58,238

Nine months ended September 30, 2012

Commercial:
Commercial and industrial	$-	-	-	-	-	-%	$-
Secured by real estate	-	-	3,811	3,811	-	-	-

Total commercial	-	-	3,811	3,811	-	-	-

Consumer:
Real estate 1-4 family first mortgage	10,572	35,652	116,127	162,351	8,623	3.19	44,644
Real estate 1-4 family junior lien mortgage	2,438	14,194	32,130	48,762	36,383	5.64	16,306
Trial modifications (6)	-	-	17,946	17,946	-	-	-

Total consumer	13,010	49,846	166,203	229,059	45,006	3.85	60,950

Total	$13,010	49,846	170,014	232,870	45,006	3.85%	$60,950

(1)	Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified in the current reporting period, which total $14.1 million and $7.0 million for the third quarters of 2013 and 2012 and $57.0 million and $16.9 million for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.
(3)	Other concessions include loans for which the interest rate is not commensurate with the credit risk that result from the modification. These modifications would include renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate. Includes $7.8 million and $34.8 million of consumer loans discharged in bankruptcy for the quarter and nine months ended September 30, 2013, respectively, and $120.7 million for the quarter and nine months ended September 30, 2012, as a result of the OCC guidance implementation. The OCC guidance issued in third quarter 2012 required consumer loans discharged in bankruptcy to be classified as TDRs, as well as written down to net realizable collateral value.
(4)	Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $2.7 million and $1.8 million for the third quarters of 2013 and 2012, and $6.9 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively.
(5)	Reflects the effect of reduced interest rates to loans with a principal or interest rate reduction primary modification type.
(6)	Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of any trial modifications that became permanent in the current period.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We report these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Total commercial	$-	950	-	950

Consumer:
Real estate 1-4 family first mortgage	951	2,913	4,577	9,489
Real estate 1-4 family junior lien mortgage	1,494	562	2,486	2,929

Total consumer	2,445	3,475	7,063	12,418

Total	$2,445	4,425	7,063	13,368

Note 3: Fair Values of Assets and Liabilities

As of September 30, 2013, assets and liabilities measured at fair value on a nonrecurring basis were insignificant. Additionally, we did not elect the fair value option for any financial instruments as permitted in ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total

September 30, 2013

Financial assets:

Cash and cash equivalents (1)	$869,563	869,563	-	-	869,563
Loans, net (2)	12,921,033	-	-	13,910,237	13,910,237

Financial liabilities:

Lines of credit with Bank (1)	749,548	-	749,548	-	749,548

December 31, 2012

Financial assets:

Cash and cash equivalents (1)	$642,946	642,946	-	-	642,946
Loans, net (2)	13,241,254	-	-	14,575,463	14,575,463

Financial liabilities:

Lines of credit with Bank (1)	745,016	-	745,016	-	745,016

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.
(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

Wachovia Funding has authorized preferred and common stock. To remain qualified as a REIT, Wachovia Funding must distribute annually at least 90% of taxable earnings. The following table provides detail of preferred stock.

	September 30, 2013 and December 31, 2012
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

On November 5, 2013, we issued a notice to the holders of the Series A preferred securities that we have elected to redeem the Series A preferred securities at the redemption price of $25 per security for a total of $750 million, plus authorized, declared, but unpaid dividends to the date of redemption, January 2, 2014. The Certificate of Designation for the Series A preferred securities permits this redemption due to the occurrence of a Regulatory Capital Event. A Regulatory Capital Event means our determination, based on the receipt by us of an opinion or letter of counsel, that there is a significant risk that the Series A preferred securities will no longer constitute Tier 1 capital of the Bank or Wells Fargo for purposes of the capital adequacy regulations or guidelines or policies of the OCC or the Federal Reserve Board (FRB), or their respective successor as the Bank’s and Wells Fargo’s, respectively, primary Federal banking regulator, as a result of any amendments to, clarification of, or change in applicable laws or related regulations, guidelines, policies or official interpretations thereof, or any official administrative pronouncement or judicial decision interpreting or applying such laws or related regulations, guidelines, policies or official interpretations thereof.

We have concluded, and received an opinion of counsel confirming, that the Series A preferred securities will no longer constitute Tier 1 capital for Wells Fargo or the Bank under the final rules approved by the FRB and the OCC in July 2013 that substantially amend the risk-based capital rules for banks. Wells Fargo and the Bank will be required to comply with the new rules beginning January 1, 2014. In accordance with the terms of the Series A preferred securities, we have obtained prior approval from the OCC to redeem the Series A preferred securities because Wachovia Funding is a subsidiary of the Bank.

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in thousands)	2013	2012	2013	2012

Income statement data
Interest income:
Accretion of discounts on loans, net	$24,893	35,492	72,200	118,106
Interest on deposits (1)	591	1,031	1,831	2,602
Total interest income	25,484	36,523	74,031	120,708
Interest expense	396	-	794	-
Loan servicing costs	9,003	10,310	27,960	31,826
Management fees	1,713	1,985	5,053	5,837

(1)	The third quarter of 2012 had no impact from interest rate swaps. The first nine months of 2012 included $626 thousand from interest rate swaps.

(in thousands)	Sept.30, 2013	Dec. 31, 2012
Balance sheet related data
Loan purchases (year-to-date) (1)	$2,887,878	4,397,812
Loan sales (year-to-date)	(14,080)	(58,375)
Foreclosed asset sales (year-to-date)	(9,406)	(12,438)
Deposits	869,563	642,946
Lines of credit with Bank	749,548	745,016
Accounts receivable—affiliates, net	145,966	131,216

(1)	Includes accrued interest, see Note 2 for additional details.

Loan Participations We purchase and sell loans and/or 100% interests in loan participations (which are reflected as loans in the accompanying consolidated financial statements) to and from the Bank or its affiliates. The purchases and sales are transacted at fair value resulting in purchase discounts and premiums or gains and losses on sales. The net purchase discount accretion is reported within interest income. In third quarter 2013, we purchased $1.1 billion of consumer loans from the Bank or its affiliates.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses paid on our behalf. Management fees are calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

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

Dated: November 7, 2013	WACHOVIA PREFERRED FUNDING CORP.

By: /s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)